Form 10-Q
period 1999-03-31
COMFORCE OPERATING CO; COMFORCE CORP
filed 1999-05-17
CIK 1052013, 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                             Commission file number
                          COMFORCE Corporation: 1-6081
                       COMFORCE Operating, Inc.: 333-43341

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.
             (Exact name of registrant as specified in its charter)

                                           COMFORCE Corporation:     36-23262248
           Delaware                        COMFORCE Operating, Inc.:  11-3407855
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York              11797
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (516) 437-3300

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at April 30, 1999
------------------------------    ----------------------------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                  16,202,112 shares

COMFORCE Operating, Inc.:
  Common stock, $.01 par value    100 shares (all owned by COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  1

         Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998............................  1

         Condensed Consolidated Statements of Operations
           For the three months ended March 31, 1999 and 1998..............  2

         Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1999 and 1998..............  3

         Notes to Condensed Consolidated Financial Statements..............  4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  6

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........  9

PART II  OTHER INFORMATION................................................. 10

Item 1.  Legal Proceedings................................................. 10

Item 2.  Changes in Securities and Use of Proceeds......................... 10

Item 5.  Other Information................................................. 10

Item 6.  Exhibits and Reports on Form 8-K.................................. 10


SIGNATURES................................................................. 11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands except per share amounts) (unaudited)

                                                                    March 31,      December 31,
                                                                      1999            1998
                                                                    ---------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents                                         $   2,261       $   4,599
  Accounts receivable, net                                             90,493          81,680
  Prepaid expenses and other current assets                             3,474           3,342
  Deferred income taxes                                                 2,307           2,306
                                                                    ---------       ---------
          Total current assets                                         98,535          91,927

Property and equipment, net                                             9,968           9,256
Intangible assets, net                                                138,725         138,847
Deferred financing costs                                                5,844           6,052
                                                                    ---------       ---------
          Total assets                                              $ 253,072       $ 246,082
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit                         $   4,000       $   4,000
  Accounts payable                                                      9,614           4,296
  Accrued expenses                                                     20,541          18,068
                                                                    ---------       ---------
          Total current liabilities                                    34,155          26,364

Long-term debt                                                        174,899         174,579
Deferred income taxes                                                     224             224
Other liabilities                                                         386             581
                                                                    ---------       ---------
          Total liabilities                                           209,664         201,748
                                                                    ---------       ---------
Commitments and contingencies                                              --              --

Stockholders' Equity:
  Series F convertible preferred stock, $0.01 par value,
    10,000 shares authorized, no shares issued and outstanding             --              --
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 16,202,082 shares and 16,129,322 shares
    issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively                                       162             161
  Additional paid-in capital                                           47,726          47,463
  Accumulated deficit since January 1, 1996                            (4,480)         (3,290)
                                                                    ---------       ---------
          Total stockholders' equity                                   43,408          44,334
                                                                    ---------       ---------
          Total liabilities and stockholders' equity                $ 253,072       $ 246,082
                                                                    =========       =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except per share amounts) (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999             1998
                                                     ---------        ---------
Revenue:
  Net sales of services                              $ 107,075        $ 112,007
                                                     ---------        ---------
Costs and expenses:
  Cost of services                                      87,396           91,706
  Selling, general and administrative                   14,066           13,949
  Depreciation and amortization                          1,660            1,337
                                                     ---------        ---------
          Total costs and expenses                     103,122          106,992
                                                     ---------        ---------
Operating income                                         3,953            5,015
                                                     ---------        ---------
Other income (expense):
  Interest expense                                      (5,293)          (5,159)
  Other income, net                                          2               16
                                                     ---------        ---------
                                                        (5,291)          (5,143)
                                                     ---------        ---------
Loss before income taxes                                (1,338)            (128)
Income tax benefit (expense)                               148             (329)
                                                     ---------        ---------
          Net  loss                                     (1,190)            (457)
Dividends on preferred stock                                --                6
                                                     ---------        ---------
          Net loss applicable to common
            stockholders                             $  (1,190)       $    (463)
                                                     =========        =========
Basic and diluted loss per common share              $   (0.07)       $   (0.03)
                                                     =========        =========
Basic and diluted weighted average shares               16,173           15,544
                                                     =========        =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                       Three Months Ended, March 31,
                                                                       -----------------------------
                                                                            1999           1998
                                                                          --------       --------
Net cash flows provided by (used in) operating  activities                $   (636)      $  2,064
                                                                          --------       --------
Cash flows from investing activities:
  Acquisition,  net of cash acquired                                            --         (3,574)
  Purchases of property and equipment                                       (1,415)        (1,693)
  Payments of contingent consideration                                        (571)            --
  Increase in other assets                                                      --           (871)
                                                                          --------       --------
          Net cash flows used in investing activities                       (1,986)        (6,138)
                                                                          --------       --------
Cash flows from financing activities:
  Borrowings under long-term line of credit agreement                        6,406        (11,170)
  Repayments under long-term line of credit agreement                       (6,086)        10,526
  Reduction of capital lease obligation                                        (36)           (50)
  Proceeds from exercise of stock options                                       --             15
  Proceeds from exercise of warrants                                            --            118
  Payment of registration costs                                                 --            (11)
  Dividends paid                                                                --            (13)
                                                                          --------       --------
          Net cash flows (used in) provided by financing activities            284           (585)
                                                                          --------       --------
  Decrease in cash and cash equivalents                                     (2,338)        (4,659)
  Cash and cash equivalents, beginning of period                             4,599          6,512
                                                                          --------       --------
          Cash and equivalents, end of period                             $  2,261       $  1,853
                                                                          ========       ========

Supplemental cash flow information: Cash paid during the period for:
  Interest paid                                                           $  1,189       $    930
  Income taxes paid                                                            513             44

Supplemental schedule of noncash investing and financing activities:
  Common stock issued in connection with acquisitions                          264          1,900
  Dividends accrued but not paid                                                --              6

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

2.   NEWLY-ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company does not expect the adoption of SFAS 133 to have a significant effect on the Company's results of operations or its financial position.

3.   DEBT

Notes payable and long-term debt at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                            March   December 31,
                                                            1999       1998
                                                          --------    --------

12% Senior Notes, due 2007                                $110,000    $110,000

15% Senior Secured PIK Debentures, due 2009                 23,162      23,162
Revolving line of credit, due November 26, 2002,
with interest payable monthly at LIBOR plus up to 2.25%
At March 31, 1999, the rate was 7.2%                        45,737      45,417
                                                          --------    --------
                                                           178,899     178,579
    Less, current portion                                    4,000       4,000
                                                          --------    --------

        Total long-term debt                              $174,899    $174,579
                                                          ========    ========

4.   EQUITY

The increase in shares issued during the three months ended March 31, 1999 relates principally to 55,554 shares issued at a price of $4.75 per share as a contingent payment in connection with the Company's 1996 acquisition of Force Five, Inc.

5.   EARNINGS PER SHARE

Basic  earnings  (loss) per common  share is computed by dividing  net  earnings
(loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted loss per share for the three-month periods ended March 31, 1999 and 1998 (in thousands):

                                                             Three Months Ended March 31,
                                                             ---------------------------
                                                                1999             1998
                                                              --------         --------
Numerator:
  Net loss                                                    $ (1,190)        $   (457)
  Preferred stock dividends                                         --               (6)
                                                              --------         --------
  Numerator for basic and diluted loss per share--loss
    available to common stockholders                          $ (1,190)        $   (463)
                                                              ========         ========
Denominator:
  Weighted-average shares                                       16,173           15,544
                                                              ========         ========

Outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

6.   INDUSTRY SEGMENT INFORMATION:

The Company has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

Revenues  and  profits  in the  Staff  Augmentation  segment  are  generated  by providing temporary employees to client companies generally on a time-and-materials basis. Staff Augmentation services are offered through several divisions. Telecom provides telecommunications workers, primarily to telecommunications companies; Information Technologies provides programmers, systems consultants, software engineers and other IT workers to a broad range of companies which outsource portions of their IT requirements; and Staffing Services provides primarily technical workers, including engineers, scientists and laboratory workers, to a variety of corporations and laboratories.

Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities: the Pro Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involves providing non-recruited payrolling services to those clients. The Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which the Company provides payroll funding services and back office support to those clients.

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses.

The table below presents information on the revenues and operating contribution for each segment for the three months ended March 31, 1999 and 1998, and items which reconcile segment operating contribution to the Company's reported pre-tax loss.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999               1998
                                                   ---------          ---------
                                                          (in thousands)
Net sales of services:
  Financial Services                               $  24,185          $  20,994
  Staff Augmentation                                  82,890             91,013
                                                   ---------          ---------
                                                     107,075            112,007
                                                   ---------          ---------
Operating contribution:
  Financial Services                                   2,784              3,035
  Staff Augmentation                                   6,984              7,262
                                                   ---------          ---------
                                                       9,768             10,297
                                                   ---------          ---------
Consolidated expenses:
  Interest                                             5,293              5,159
  Depreciation and amortization                        1,660              1,337
  Corporate general and administrative                 4,153              3,929
                                                   ---------          ---------
                                                      11,106             10,425
                                                   ---------          ---------

Loss before income taxes                           $  (1,338)         $    (128)
                                                   =========          =========

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited condensed consolidated financial statements and related notes of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company").

Overview

     The  Company  operates  its  Staff  Augmentation   business  through  three
divisions -- Information Technology, Telecom and Staffing Services. The Company's outsourcing and consulting services are provided through its Financial Services division.

     Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications, information technology and financial services sectors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees, and offers retirement plans to eligible employees.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales of services for the three months ended March 31, 1999 were $107.1 million as compared to $112.0 million for the three months ended March 31, 1998. This 4.4% decline in net sales of services is attributable principally to a decrease in sales in the Staffing Services division due to substantially lower sales with the Company's largest customer. The decrease was partially offset by sales increases in the Company's Financial Services division and Telecommunications division.

     Cost of services for the three months ended March 31, 1999 was 81.6% of net sales of services compared to cost of services of 81.9% for the three months ended March 31, 1998. The cost of services decrease as a percentage of net sales for the 1999 period is a result of the Company's business mix in such three month period, which reflected growth in the Company's Telecommunications division and Financial Services division. These divisions have historically generated higher gross margins than the more mature Staffing Services division.

     Selling general and administrative expenses increased by less than 1% during the first quarter of 1999 as compared to the first quarter of 1998. Due to the decline of net sales of services discussed above, selling general and administrative expenses as a percentage of revenue increased to 13.1% for the three months ended March 31, 1999 compared to 12.5% for the three months ended March 31, 1998.

     Operating income for the three months ended March 31, 1999 was $4.0 million, compared to operating income of $5.0 million for the three months ended March 31, 1998. This decrease was principally attributable to the reduced net sales of services discussed above.

     The Company's interest expense for the three months ended March 31, 1999 and 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The  income tax  benefit  for the three  months  ended  March 31,  1999 was
$148,000 on a loss before taxes of $1.3 million, compared to an income tax expense of $329,000 on a loss before taxes of $128,000 for the three months ended March 31, 1998. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets and state income taxes.

Financial Condition, Liquidity and Capital Resources

     The Company pays its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes as well as other fringe benefits are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of services is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     The debt service costs associated with the borrowings under the COI Notes and the Credit Facility have significantly reduced the Company's liquidity. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs.

     Management of the Company believes that, based on the results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward-Looking Statements" and "Year 2000" in this Item 2 could prevent the Company from realizing these objectives.

     As of March 31, 1999, the Company had outstanding $23.2 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $45.7 million outstanding under the Credit Facility bearing interest at an average rate of 7.2% per annum.

     As of March 31,  1999,  approximately  $138.7  million,  or  54.8%,  of the
Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.3 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including the factors described or referenced under "Forward-Looking Statements" and "Year 2000" in this Item 2.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $4.7 million in cash payable in the three-year period from 1999 to 2001 and 193,000 shares of the Company's common stock issuable in 1999. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the three months ended March 31, 1999, the Company's primary sources of funds to meet working capital needs were from existing cash balances and borrowings under the Credit Facility. Cash and cash equivalents decreased $2.3 million during the three months ended March 31, 1999. Cash flows used in investing activities of $2.0 million and cash flows used in operating activities of $636,000 were in excess of cash flows provided by financing activities of $284,000. Cash flows used in investing activities were principally related to additions to fixed assets. Cash flows provided by financing activities were principally attributable to net borrowings under the Credit Facility.

Year 2000

     The Company has completed a review of its potential Year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces and hardware. Independent of its Year 2000 compliance program, the Company initiated a major system conversion beginning in early 1998, based principally on industry-leading PeopleSoft(R) software, in order to improve access to business information through common, integrated computing systems nationwide. The Company's conversion to these new systems, which are expected to make the Company's IT systems fully Year 2000 compliant, is now approximately 90% complete and is expected to be completed during the second quarter of 1999.

     In assessing potential Year 2000 issues, the Company has established a Year 2000 committee, a compliance program and a budget. The committee has divided the Company's Year 2000 compliance program into four sections: (1) systems inventory and assessment, (2) systems testing evaluation and monitoring, (3) third party suppliers and (4) contingency planning. Systems inventory and assessment has been completed, and the remaining sections are expected to be substantially completed by mid-1999. The Company expects that all of its IT systems and non-IT systems will be Year 2000 compliant prior to December 31, 1999. The Company estimates the total Year 2000 expenditures which will be incurred in the future will be less than $1.0 million. Not included in these costs are the costs of conversion to the new integrated computing systems, which was undertaken independently of its Year 2000 compliance initiative.

     As a part of its Year 2000 compliance program, the Company is in communication with its material third-party vendors and service providers in order to assess their Year 2000 readiness and seek to ensure that they will be Year 2000 compliant. The Company has advised its vendors that it expects them to provide confirmation of their Year 2000 readiness during the second quarter of 1999. In the event the Company does not believe it has received reasonable assurance from its vendors as to Year 2000 compliance, the Company will seek to establish relationships with vendors that are Year 2000 compliant. With respect to the purchases of computer systems, or upgrades for existing computer systems, the Company's policy is to receive Year 2000 certification from the vendor prior to completing the purchase.

     The statements above which express the Company's belief that Year 2000 problems will not have a material adverse effect on the Company may be forward-looking statements. Although management believes that the Company has acted with appropriate diligence to address potential Year 2000 issues, no assurance can be given that Year 2000 issues will not materially affect its business or operations. Factors which could potentially cause the Company to suffer business interruptions or other losses include the failure of its Year 2000 project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company deals to address their own Year 2000 problems or the ineffectiveness of any contingency plans put in place by the Company to mitigate the effects of interruptions in its businesses due to Year 2000 problems.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services in the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized.

Other Matters

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company does not expect the adoption of SFAS 133 to have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

     The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the Year ended December 31, 1998, "Year 2000" in this Item 2 and "Risk Factors" in the Company's S-3 filed with the SEC on March 19, 1999 (Reg. No. 333-74689). This disclosure may be accessed through the Website maintained by the SEC at "http://www.sec.gov" or, upon request made to Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY 11797, telephone 516-437-3300, the Company will provide a copy of this disclosure without charge.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The preponderance of the Company's borrowings are fixed rate obligations. During the quarter ended March 31, 1999, only approximately 15% of the Company's interest expense was attributable to variable rate loans, all of which were under the Credit Facility. Consequently, management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on its results of operations in the immediate future. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting its exposure to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Since the date of the filing of the Company's Annual Report on Form 10-K, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 2.  Changes in Securities and Use of Proceeds.

     On February 17, 1999, the Company issued 55,554 shares in the aggregate to the two former shareholders of the Company's Force Five, Inc. subsidiary under the terms of the earn-out provisions of the agreement pursuant to which Force Five, Inc. was acquired by the Company. In issuing these shares, the Company relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company subsequently registered these shares for resale under a registration statement filed with the Securities and Exchange Commission.

Item 5.  Other Information.

     Effective April 7, 1999, Marc Werner resigned as director of the Company. Six persons continue to serve on the Company's Board. The Company intends to fill the vacancy created by Mr. Werner's resignation at the next annual meeting of shareholders, presently scheduled to be held on June 9, 1999.

     As previously reported by the Company, on May 5, 1999, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. The Company appointed KPMG LLP to serve as its independent accountants. The decision to change independent accountants was approved by the Company's Board of Directors upon the recommendation of the Audit Committee.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

27   Financial Data Schedule of COMFORCE Corporation.

(b)  Reports on Form 8-K.

     On January 7, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 the resignations of two directors from the Company's Board and the decision of the founders of the Company's staffing business to terminate their affiliation with the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation


By:  /s/ Robert H.B. Baldwin, Jr.
     -------------------------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: May 14, 1999


COMFORCE Operating, Inc.

By:  /s/ Robert H.B. Baldwin, Jr.
     -------------------------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: May 14, 1999