Form 10-Q
period 1999-06-30
COMFORCE OPERATING CO; COMFORCE CORP
filed 1999-08-16
CIK 1052013, 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                            Yes _X_      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at July 29, 1999
-------------------------------          ----------------------------
COMFORCE Corporation:
   Common stock, $.01 par value           16,395,263 shares
COMFORCE Operating, Inc.:                 100 shares
   Common stock, $.01 par value             (all owned by COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.



                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets June 30, 1999
          and December 31, 1998 (unaudited)....................................3

          Consolidated Statements of Operations for the three and
          six months ended June 30, 1999 and 1998 (unaudited)..................4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (unaudited).............................5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........13

PART II   OTHER INFORMATION...................................................13

Item 1.   Legal Proceedings...................................................13

Item 2.   Changes in Securities and Use of Proceeds...........................13

Item 3.   Defaults Upon Senior Securities (not applicable)....................13

Item 4.   Submission of Matters to a Vote of Security Holders.................14

Item 5.   Other Information (not applicable)..................................14

Item 6.   Exhibits and Reports on Form 8-K   .................................14


SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                             June 30,    December 31,
                                                               1999         1998
                                                             ---------    ---------
ASSETS:
Current assets:
     Cash and cash equivalents                               $   7,163    $   4,599
     Accounts receivable, net                                   55,993       47,727
     Funding and service fee receivable, net                    37,491       33,953
     Prepaid expenses and other current assets                   3,584        3,342
     Deferred income taxes                                       2,306        2,306
                                                             ---------    ---------
              Total current assets                             106,537       91,927

Property and equipment, net                                     10,800        9,256
Intangible assets, net                                         139,907      138,847
Deferred financing costs                                         5,636        6,052
                                                             ---------    ---------
              Total assets                                   $ 262,880    $ 246,082
                                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Borrowings under revolving line of credit               $   4,000    $   4,000
     Accounts payable                                            6,855        4,296
     Accrued expenses                                           22,872       18,068
                                                             ---------    ---------
              Total current liabilities                         33,727       26,364

Long-term debt                                                 184,738      174,579
Deferred income taxes                                              224          224
Other liabilities                                                  524          581
                                                             ---------    ---------
              Total liabilities                                219,213      201,748
                                                             ---------    ---------

Commitments and contingencies
Stockholders' equity:
     Series F convertible preferred stock, $0.01 par value,
       10,000 shares authorized, no shares issued and
       outstanding                                                --           --
     Common stock, $.01 par value; 100,000,000 shares
       authorized; 16,395,255 shares and 16,129,322 shares
       issued and outstanding at June 30, 1999 and
       December 31, 1998, respectively                             164          161
     Additional paid-in capital                                 48,327       47,464
     Accumulated deficit since January 1, 1996                  (4,824)      (3,291)
                                                             ---------    ---------
              Total stockholders' equity                        43,667       44,334
                                                             ---------    ---------
              Total liabilities and stockholders' equity     $ 262,880    $ 246,082
                                                             =========    =========

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                             Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                              1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
Revenue:
      Net sales of services                 $ 111,119    $ 118,110    $ 218,194    $ 230,118
                                            ---------    ---------    ---------    ---------

Costs and expenses:
      Cost of services                         89,529       96,174      176,925      187,881
      Selling, general and administrative      14,296       14,373       28,362       28,321
      Depreciation and amortization             1,745        1,360        3,405        2,697
                                            ---------    ---------    ---------    ---------

              Total costs and expenses        105,570      111,907      208,692      218,899
                                            ---------    ---------    ---------    ---------

Operating income                                5,549        6,203        9,502       11,219
                                            ---------    ---------    ---------    ---------

Other income (expense):
      Interest expense                         (5,464)      (5,443)     (10,757)     (10,602)
      Other income, net                            10            8           12           24
                                            ---------    ---------    ---------    ---------
                                               (5,454)      (5,435)     (10,745)     (10,578)
                                            ---------    ---------    ---------    ---------

Income (loss) before income taxes                  95          768       (1,243)         641
Income tax provision                              439          617          291          947
                                            ---------    ---------    ---------    ---------
              Net  income (loss)                 (344)         151       (1,534)        (306)
Dividends on preferred stock                     --              6         --             12
                                            ---------    ---------    ---------    ---------
     Net income (loss) applicable to
     common stockholders                    $    (344)   $     145    $  (1,534)   $    (318)
                                            =========    =========    =========    =========

Basic income (loss) per common share        $   (0.02)   $    0.01    $   (0.09)   $   (0.02)
                                            =========    =========    =========    =========
Diluted income (loss) per common share      $   (0.02)   $    0.01    $   (0.09)   $   (0.02)
                                            =========    =========    =========    =========
Basic weighted average shares                  16,291       15,911       16,232       15,629
                                            =========    =========    =========    =========
Diluted weighted average shares                16,291       17,368       16,232       15,629
                                            =========    =========    =========    =========

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
Net cash flows used in operating activities                            $ (1,011)   $ (3,760)
                                                                       --------    --------

Cash flows from investing activities:
  Acquisition,  net of cash acquired                                       --        (3,574)
  Purchases of property and equipment                                    (2,724)     (3,528)
  Payments of contingent consideration                                   (2,013)     (1,757)
  Restricted cash                                                          --           (32)
  Decrease in other assets                                                 --            21
                                                                       --------    --------
           Net cash flows used in investing activities                   (4,737)     (8,870)
                                                                       --------    --------

Cash flows from financing activities:
   Net proceeds on line of credit agreement                               8,427       9,872
   Reduction of capital lease obligation                                   (115)       (102)
   Proceeds from exercise of stock options                                 --           137
   Proceeds from exercise of warrants                                      --           458
   Payment of registration costs                                           --           (35)
   Dividends paid                                                          --           (12)
                                                                       --------    --------
           Net cash flows provided by financing
              activities                                                  8,312      10,318
                                                                       --------    --------
  Increase (decrease) in cash and cash equivalents                        2,564      (2,312)
  Cash and cash equivalents, beginning of period                          4,599       6,512
                                                                       --------    --------
           Cash and equivalents, end of period                         $  7,163    $  4,200
                                                                       ========    ========

Supplemental cash flow information: Cash paid during the period for:
   Interest paid                                                       $  8,501    $  8,627
   Income taxes paid                                                        462         106

Supplemental schedule of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                      867       1,900
   Dividends accrued but not paid                                          --             6
   Issuance of Senior Secured PIK Debentures in lieu of
       interest payment                                                   1,732       1,542

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

2.   NEWLY-ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company does not expect the adoption of SFAS 133, as amended by SFAS 137, to have a significant effect on the Company's results of operations or its financial position.

3.   DEBT

     Notes payable and long-term debt at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                                          June 30,  December 31,
                                                            1999       1998
                                                          --------   --------

12% Senior Notes, due 2007
                                                          $110,000   $110,000

15% Senior Secured PIK Debentures, due 2009
                                                            24,894     23,162
Revolving line of credit, due November 26, 2002, with
interest payable monthly at LIBOR plus up to 2.0%
At June 30, 1999, the rate was 7.2%                         53,844     45,417

                                                           188,738    178,579
     Less, current portion                                   4,000      4,000
                                                          --------   --------

              Total long-term debt                        $184,738   $174,579
                                                          ========   ========

4.   EQUITY

     The increase in common stock outstanding during the six months ended June 30, 1999 relates principally to 55,554 shares issued on February 17, 1999 at a price of $4.75 per share and 193,124 shares issued on May 20, 1999 at a price of $3.125 per share. These shares were issued as contingent payments in connection with two of the Company's prior acquisitions.

5.   EARNINGS PER SHARE

     Basic  income  (loss) per common  share is computed by dividing  net income
(loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three-month and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                            Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                            --------------------    --------------------
                                             1999         1998        1999       1998
                                            --------    --------    --------    --------
Numerator:
     Net income (loss)                      $   (344)   $    151    $ (1,534)   $   (306)
     Preferred stock dividends                  --            (6)       --           (12)
                                            --------    --------    --------    --------
     Numerator for basic and diluted
       income (loss) per share--income      $   (344)   $    145    $ (1,534)   $   (318)
       (loss) available to common
       Stockholders
                                            ========    ========    ========    ========
Denominator:
     Weighted-average shares                  16,291      15,911      16,232      15,629
Effect of dilutive securities:
     Employee stock options                     --           593        --          --
     Contingent stock - acquisitions            --           282        --          --
     Warrants                                   --           582        --          --
                                            --------    --------    --------    --------
Denominator for diluted income (loss) per
     share - adjusted weighted average
     shares and assumed conversions           16,291      17,368      16,232      15,629
                                            ========    ========    ========    ========

Outstanding options and warrants to purchase shares of common stock, representing approximately 4.9 million shares of common stock on June 30, 1999, were not included in the computations of diluted (loss) per share for the three months ended June 30, 1999 and for the six-month periods ended June 30, 1999 and 1998 because their effect would be anti-dilutive.

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

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities: The PrO Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involve providing non-recruited payrolling services to those clients. Through its THISCO and Brentwood divisions, the Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which the Company provides payroll funding services and back office support to those clients.

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

     The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 30, 1999 and 1998, and items which reconcile segment operating contribution to the Company's reported pre-tax loss.

                                       Three Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                      --------------------    ----------------------
                                        1999        1998        1999          1998
                                      ---------   ---------   ---------    ---------
                                                    (in thousands)
Net sales of services:
     Financial Services              $  27,896   $  22,493   $  52,081    $  43,488
     Staff Augmentation                 83,223      95,617     166,113      186,630
                                      ---------   ---------   ---------    ---------
                                       111,119     118,110     218,194      230,118
                                     ---------   ---------   ---------    ---------
Operating contribution:
     Financial Services                  3,568       3,067       6,352        6,102
     Staff Augmentation                  7,608       8,464      14,592       15,726
                                        11,176      11,531      20,944       21,828
                                     ---------   ---------   ---------    ---------
Consolidated expenses:
     Interest                            5,464       5,443      10,757       10,602
     Depreciation and amortization       1,745       1,360       3,405        2,697
     Corporate general and
        administrative                   3,872       3,960       8,025        7,888
                                        11,081      10,763      22,187       21,187
                                     ---------   ---------   ---------    ---------

Income (loss) before income taxes    $      95   $     768   $  (1,243)   $     641
                                     =========   =========   =========    =========

                                            At June 30,     At December  31,
Identifiable Assets:                            1999              1998
                                              --------          --------

      Financial Services                      $ 47,376          $ 39,967
      Staff Augmentation                        46,108            41,714
      Corporate                                 23,853            19,502
                                              --------          --------
                                              $117,337          $101,183
                                              ========          ========


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company").

Overview

     The  Company  operates  its  Staff  Augmentation   business  through  three
divisions -- Information Technologies, Telecom and Staffing Services. The Company's outsourcing and consulting services are provided through its Financial Services division.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales of services for the three months ended June 30, 1999 were $111.1 million as compared to $118.1 million for the three months ended June 30, 1998. This 5.9% decline in net sales of services is attributable principally to a decrease in sales in the Staffing Services division due to substantially lower sales at a Staffing Services division customer that had been the Company's largest customer. The decrease was partially offset by sales increases in the Company's Financial Services and Telecommunications divisions.

     Cost of services for the three months ended June 30, 1999 was 80.6% of net sales of services compared to cost of services of 81.4% for the three months ended June 30, 1998. The cost of services decrease as a percentage of net sales for the 1999 period is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's Telecommunications and Financial Services divisions. These divisions have historically generated higher gross margins than the more mature Staffing Services division.

     Selling, general and administrative expenses decreased by $77,000, or 0.5% during the second quarter of 1999 as compared to the prior year comparable quarter. Due to the decline of net sales of services discussed above, selling, general and administrative expenses as a percentage of revenue increased to 12.9% for the three months ended June 30, 1999 compared to 12.2% for the three months ended June 30, 1998.

     Operating income for the three months ended June 30, 1999 was $5.5 million, compared to $6.2 million for the three months ended June 30, 1998. This decrease was principally attributable to the reduced net sales of services discussed above.

     The Company's interest expense for the three months ended June 30, 1999 and 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the three months ended June 30, 1999 was $439,000 on income before taxes of $95,000, compared to an income tax provision of $617,000 on income before taxes of $768,000 for the three months ended June 30, 1998. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales of services for the six months ended June 30, 1999 were $218.2 million as compared to $230.1 million for the six months ended June 30, 1998. This 5.2% decline in net sales of services is attributable principally to a decrease in sales in the Staffing Services division due to lower sales at a Staffing Services division customer that had been the Company's largest customer. The decrease was partially offset by sales increases in the Company's Financial Services and Telecommunications divisions.

     Cost of services for the six months ended June 30, 1999 was 81.1% of net sales of services compared to cost of services of 81.6% for the six months ended June 30, 1998. The cost of services decrease as a percentage of net sales for the 1999 period is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's Telecommunications and Financial Services divisions. These divisions have historically generated higher gross margins than the more mature Staffing Services division.

     Selling, general and administrative expenses increased by $41,000, or 0.1%, during the six months ended June 30, 1999 as compared to the prior year comparable period. Due to the decline of net sales of services discussed above, selling, general and administrative expenses as a percentage of revenue increased to 13.0% for the six months ended June 30, 1999 compared to 12.3% for the six months ended June 30, 1998.

     Operating income for the six months ended June 30, 1999 was $9.5 million, compared to operating income of $11.2 million for the six months ended June 30, 1998. This decrease was principally attributable to the reduced net sales of services discussed above.

     The Company's interest expense for the six months ended June 30, 1999 and 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the six months ended June 30, 1999 was $291,000 on a loss before taxes of $1.2 million, compared to an income tax provision of $947,000 on income before taxes of $641,000 for the six months ended June 30, 1998. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Financial Condition, Liquidity and Capital Resources

     The Company pays its billable employees weekly for their services before receiving payment from its customers. In addition, certain statutory payroll and related taxes as well as other fringe benefits are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of services is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

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

     As of June 30, 1999, the Company had outstanding $24.9 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $53.8 million outstanding under the Credit Facility bearing interest at an average rate of 7.2% per annum.

     As of June  30,  1999,  approximately  $139.9  million,  or  53.2%,  of the
Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.4 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including the factors described or referenced under "Forward-Looking Statements" and "Year 2000" in this Item 2.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $2.9 million in cash payable in the three-year period from 1999 to 2001. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the six months ended June 30, 1999, the Company's primary sources of funds to meet working capital needs were from borrowings under the Credit Facility. Cash and cash equivalents increased $2.6 million during the six months ended June 30, 1999. Cash flows used in investing activities of $4.7 million and cash flows used in operating activities of $1.0 million were less than the cash flows provided by financing activities of $8.3 million. Cash flows used in investing activities were principally related to additions to fixed assets and the payment of earn-out consideration. Cash flows provided by financing activities were principally attributable to net borrowings under the Credit Facility.

Year 2000

     The Company has completed a review of its potential Year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces and hardware. Independent of its Year 2000 compliance program, the Company initiated a major system conversion in early 1998, based principally on industry-leading PeopleSoft(R) software, in order to improve access to business information through common, integrated computing systems nationwide. This system is expected to make the Company's IT systems fully Year 2000 compliant. To date, the Company has converted substantially all of its billing and payable functions to the system, and has converted the majority of its accounts receivable. The remainder of these conversions are expected to be completed by September 30, 1999. By that date, all of the Company's operations will be employing the new system, with the sole exception of its Camelot Group, which was acquired in 1998. Camelot Group's systems have been certified as Year 2000 compliant.

     In assessing potential Year 2000 issues, the Company established a Year 2000 committee, a compliance program and a budget. The committee has divided the Company's Year 2000 compliance program into four sections: (1) systems inventory and assessment, (2) systems testing evaluation and monitoring, (3) third party suppliers and (4) contingency planning. Each of these sections has been completed except monitoring and contingency planning, which will continue through year-end. The Company expects that all of its IT systems and non-IT systems will be Year 2000 compliant prior to December 31, 1999. The Company estimates the total Year 2000 expenditures that will have been incurred by year-end will not be material. Not included in these costs are the costs of conversion to the new integrated computing systems, which was undertaken independently of its Year 2000 compliance initiative.

     As a part of its Year 2000 compliance program, the Company has communicated with its material third-party vendors and service providers in order to assess their Year 2000 readiness and seek to ensure that they will be Year 2000 compliant. The Company has received reasonable assurances from its material vendors that they are or will before year-end be Year 2000 compliant. With respect to the purchases of computer systems, or upgrades for existing computer systems, the Company's policy is to receive Year 2000 certification from the vendor prior to completing the purchase.

     The statements above, which express the Company's belief that Year 2000 problems will not have a material adverse effect on the Company, may be forward-looking statements. Although management believes that the Company has acted with appropriate diligence to address potential Year 2000 issues, no assurance can be given that Year 2000 issues will not materially affect its business or operations. Factors which could potentially cause the Company to suffer business interruptions or other losses include the failure of its Year 2000 project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company deals to address their own Year 2000 problems or the ineffectiveness of any contingency plans put in place by the Company to mitigate the effects of interruptions in its businesses due to Year 2000 problems.

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

Other Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company does not expect the adoption of SFAS 133, as amended by SFAS 137, to have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

     The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, "Year 2000" in Part I, Item 2 herein and "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the SEC on July 2, 1999 (Reg. No. 333-82201). These disclosures may be accessed through the Website maintained by the SEC at "http://www.sec.gov" or, upon request made to Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY 11797, telephone 516-437-3300. The Company will provide a copy of these disclosures without charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The preponderance of the Company's borrowings are fixed rate obligations. During the six months ended June 30, 1999, only approximately 17% of the Company's interest expense was attributable to variable rate loans, all of which were under the Credit Facility. Consequently, management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on its results of operations in the immediate future. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting its exposure to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except for the following: In the suits before the Connecticut Superior Court brought by Austin Iodice and Anthony Giglio against the Company concerning whether stock options issued by the Company to the plaintiffs remain in effect, the parties have agreed to enter into binding mediation to resolve all issues.

Item 2.  Changes in Securities and Use of Proceeds.

     On May 20, 1999, the Company issued 193,124 shares to the former shareholder of the Company's Rhotech subsidiary under the terms of the earn-out provisions of the agreement pursuant to which the stock of RHO Company, Inc. was acquired by the Company. In issuing these shares, the Company relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company subsequently registered these shares for resale under a registration statement filed with the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 9, 1999, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted on the election of John C. Fanning, Harry Maccarrone, Michael D. Madden, Keith Goldberg, Daniel Raynor, Gordon Robinett and Kenneth J. Daley to the Board of Directors of the Company, with each to serve for a term of one (1) year. All of these individuals were elected upon the following vote:



    Nominee                              For                     Withheld
John C. Fanning                       13,072,193                  59,899
Harry Maccarrone                      13,072,212                  59,880
Michael D. Madden                     13,072,212                  59,880
Keith Goldberg                        13,072,189                  59,903
Daniel Raynor                         13,072,203                  59,889
Gordon Robinett                       13,072,212                  59,880
Kenneth J. Daley                      13,072,200                  59,892

Item 5.  Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

27   Financial Data Schedule of COMFORCE Corporation.

(b) Reports on Form 8-K.

     On May 7, 1999, the Company filed a Current Report on Form 8-K to report under Item 4 a change in independent accountants.

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

Date: August 12, 1999


COMFORCE Operating, Inc.

By:   /s/ Robert H.B. Baldwin, Jr.
     -------------------------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: August 12, 1999