Form 10-Q
period 1999-09-30
COMFORCE OPERATING CO; COMFORCE CORP
filed 1999-11-15
CIK 1052013, 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________to________

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
                                    Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at October 27, 1999
--------------------                             -------------------------------
COMFORCE Corporation:
   Common stock, $.01 par value                        16,395,493 shares
COMFORCE Operating, Inc.:
   Common stock, $.01 par value   100 shares (all owned by COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.



                                      INDEX

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------

PART I   FINANCIAL INFORMATION....................................................................................3

Item 1.  Financial Statements.....................................................................................3

     Consolidated Balance Sheets September 30, 1999
        and December 31, 1998 (unaudited).........................................................................3

     Consolidated Statements of Operations for the three and
        nine months ended September 30, 1999 and 1998 (unaudited).................................................4

     Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1999 and 1998 (unaudited).............................................................5

              Notes to Consolidated Financial Statements..........................................................6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................10

Item 3.       Quantitative and Qualitative Disclosure about Market Risk..........................................14

PART II       OTHER INFORMATION..................................................................................15

Item 1.       Legal Proceedings..................................................................................15

Item 2.       Changes in Securities and Use of Proceeds (not applicable).........................................15

Item 3.       Defaults Upon Senior Securities (not applicable)...................................................15

Item 4.       Submission of Matters to a Vote of Security Holders (not applicable)...............................15

Item 5.       Other Information (not applicable).................................................................15

Item 6.       Exhibits and Reports on Form 8-K   ................................................................15


SIGNATURES.......................................................................................................16


                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                    September 30,           December 31,
                                                                        1999                    1998
                                                                        ----                    ----
ASSETS:
Current assets:
   Cash and cash equivalents                                        $   4,911              $   4,599
   Accounts receivable, net                                            53,415                 47,727
   Funding and service fee receivable, net                             35,903                 33,953
   Prepaid expenses and other current assets                            3,174                  3,342
   Deferred income taxes                                                2,306                  2,306
                                                                    ---------              ---------
               Total current assets                                    99,709                 91,927

   Property and equipment, net                                         11,254                  9,256
   Intangible assets, net                                             139,018                138,847
   Deferred financing costs                                             5,427                  6,052
                                                                    ---------              ---------
               Total assets                                         $ 255,408              $ 246,082
                                                                    =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

   Borrowings under revolving line of credit                        $   4,000              $   4,000
   Accounts payable                                                     3,264                  4,296
   Accrued expenses                                                    26,412                 18,068
                                                                    ---------              ---------
               Total current liabilities                               33,676                 26,364

   Long-term debt                                                     177,445                174,579
   Deferred income taxes                                                  224                    224
   Other liabilities                                                      380                    581
                                                                    ---------              ---------
               Total liabilities                                      211,725                201,748
                                                                    ---------              ---------

 Commitments and contingencies
 Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 16,395,457 shares and 16,129,322 shares
     issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                      164                    161
   Additional paid-in capital                                          48,328                 47,464
   Accumulated deficit since January 1, 1996                           (4,809)                (3,291)
                                                                    ---------              ---------
                  Total stockholders' equity                           43,683                 44,334
                                                                    ---------              ---------
                  Total liabilities and stockholders' equity        $ 255,408              $ 246,082
                                                                    =========              =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                          Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                               -------------                    -------------
                                                          1999               1998          1999              1998
                                                          ----               ----          ----              ----

Revenue:
   Net sales of services                                  $ 109,394        $ 117,230        $ 327,588        $ 347,347
                                                          ---------        ---------        ---------        ---------
Costs and expenses:
   Cost of services                                          87,957           94,764          264,882          282,644
   Selling, general and administrative                       13,640           14,136           42,002           42,458
   Depreciation and amortization                              1,632            1,320            5,037            4,017
                                                          ---------        ---------        ---------        ---------

Total costs and expenses                                    103,229          110,220          311,921          329,119
                                                          ---------        ---------        ---------        ---------

Operating income                                              6,165            7,010           15,667           18,228
                                                          ---------        ---------        ---------        ---------

Other income (expense):
   Interest expense                                          (5,537)          (5,419)         (16,294)         (16,020)
   Other income, net                                              2               11               14               34
                                                          ---------        ---------        ---------        ---------
                                                             (5,535)          (5,408)         (16,280)         (15,986)
                                                          ---------        ---------        ---------        ---------

Income (loss) before income taxes                               630            1,602             (613)           2,242
Income tax provision                                            614              925              905            1,871
                                                          ---------        ---------        ---------        ---------
   Net  income (loss)                                            16              677           (1,518)             371
Dividends on preferred stock                                   --                  6             --                 18
                                                          ---------        ---------        ---------        ---------
   Net income (loss) applicable to
     common stockholders                                  $      16        $     671        $  (1,518)       $     353



                                                          =========        =========        =========        =========
           Basic income (loss) per common share           $    0.00        $    0.04        $   (0.09)       $    0.02
                                                          =========        =========        =========        =========
         Diluted income (loss) per common share           $    0.00        $    0.04        $   (0.09)       $    0.02
                                                          =========        =========        =========        =========
                  Basic weighted average shares              16,395           16,072           16,287           15,958
                                                          =========        =========        =========        =========
                Diluted weighted average shares              16,406           16,623           16,287           16,820
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

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                     1999                   1998
                                                                     ----                   ----
Net cash flows provided by operating activities                  $  5,700                $  8,337
                                                                 --------                --------
Cash flows from investing activities:
   Acquisition,  net of cash acquired                                --                    (3,574)
   Purchases of property and equipment                             (3,655)                 (5,050)
   Payments of contingent consideration                            (2,689)                 (1,886)
   Restricted cash                                                   --                     1,036
   Decrease in other assets                                          --                       183
                                                                 --------                --------
      Net cash flows used in investing activities                  (6,344)                 (9,291)
                                                                 --------                --------

Cash flows from financing activities:
   Net proceeds (repayments) on line of credit agreement            1,130                    (986)
   Reduction of capital lease obligation                             (174)                   (155)
   Proceeds from exercise of stock options                           --                       137
   Proceeds from exercise of warrants                                --                       458
   Payment of registration costs                                     --                       (44)
   Dividends paid                                                    --                       (25)
                                                                 --------                --------
      Net cash flows provided by (used in) financing
activities                                                            956                    (615)
                                                                 --------                --------
Increase (decrease) in cash and cash equivalents                      312                  (1,569)
Cash and cash equivalents, beginning of period                      4,599                   6,512
                                                                 --------                --------
   Cash and equivalents, end of period                           $  4,911                $  4,943
                                                                 ========                ========

Supplemental cash flow information:
Cash paid during the period for:
   Interest paid                                                 $ 10,591                $  9,630
   Income taxes paid                                                  607                   1,211

Supplemental schedule of noncash investing  and
   financing activities:
   Common stock issued in connection with acquisitions                867                   1,900
   Dividends accrued but not paid                                     --                        2
   Issuance of Senior Secured PIK Debentures in lieu of
      interest payment                                              1,736                   1,542


The  accompanying  notes  are an  integral  part of the  unaudited  consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

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

3.   DEBT

     Notes payable and long_term debt at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                                September 30,      December 31,
                                                                                    1999               1998
                                                                                ------------       -----------
12% Senior Notes, due 2007                                                          $110,000          $110,000

15% Senior Secured PIK Debentures, due 2009                                           24,898            23,162

Revolving line of credit,  due November 26, 2002, with interest payable monthly at LIBOR plus up to 2.25%.  At September 30, 1999, the
   average rate of such borrowings was 7.6%                                           46,547            45,417
                                                                                ------------       -----------
                                                                                     181,445           178,579
   Less, current portion                                                               4,000             4,000
                                                                                ------------       -----------
        Total long-term debt                                                        $177,445          $174,579
                                                                                ============       ===========


4.   EQUITY

     The increase in common stock outstanding during the nine months ended September 30, 1999 relates principally to 55,554 shares issued on February 17, 1999 at a price of $4.75 per share and 193,124 shares issued on May 20, 1999 at a price of $3.125 per share. These shares were issued as contingent payments in connection with two of the Company's prior acquisitions.

5.   EARNINGS PER SHARE

     Basic  income  (loss) per common  share is computed by dividing  net income
(loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three-month and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                     1999           1998               1999              1998
                                                 --------         --------          --------          --------
Numerator:
   Net income (loss)                             $     16         $    677          $ (1,518)         $    371
   Preferred stock dividends                           --               (6)               --               (18)
                                                 --------         --------          --------          --------
   Numerator for basic and diluted
    income (loss) per share--income
    (loss) available to common
    stockholders                                 $     16         $    671          $ (1,518)         $    353
                                                 ========         ========          ========          ========
Denominator:
   Weighted-average shares                         16,395           16,072            16,287            15,958
Effect of dilutive securities:
   Stock options                                       --              179                --               390
   Warrants                                            11              372                --               472
                                                 --------         --------          --------          --------
Denominator for diluted income (loss) per
   share-adjusted weighted average shares
   and assumed conversions                         16,406           16,623            16,287            16,820
                                                 ========         ========          ========          ========


     Outstanding options and warrants to purchase shares of common stock, representing approximately 4,000,000 shares of common stock on September 30, 1999, were not included in the computations of diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 1999 because their effect would be anti-dilutive.

6.   STOCK OPTIONS:

     Effective as of June 9, 1999, the date the annual meeting of shareholders of the Company was held, the Company granted to each of its five non-employee directors of the Company an option to purchase 10,000 shares of the Company's common stock at an exercise price of $3.13 per share. These options, which were granted under the

Company's Long-Term Stock Investment Plan, will fully vest on the first anniversary of the date of grant.

7.   INDUSTRY SEGMENT INFORMATION:

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

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities: The PrO Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically provides non-recruited payrolling services to those clients. Through its THISCO and Brentwood divisions, the Financial Services segment also offers outsourcing services to independent consulting and staffing companies, in which the Company provides payroll funding services and back office support to those clients.

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

     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 30, 1999 and 1998, and items which reconcile segment operating contribution to the Company's reported pre-tax income (loss).


                                            Three Months Ended                         Nine Months Ended
                                               September 30,                             September 30,
                                               -------------                             -------------
                                            1999            1998                       1999           1998
                                            ----            ----                       ----           ----
                                                                      (in thousands)
Net sales of services:
   Financial Services                    $  30,300           $  23,490           $  82,381            $  66,977
   Staff Augmentation                       79,094              93,740             245,207              280,370
                                         ---------           ---------           ---------            ---------

                                           109,394             117,230             327,588              347,347
                                         ---------           ---------           ---------            ---------
Operating contribution:
   Financial Services                        3,794               3,300              10,146                9,402
   Staff Augmentation                        7,599               8,713              22,191               24,439
                                         ---------           ---------           ---------            ---------
                                            11,393              12,013              32,337               33,841
                                         ---------           ---------           ---------            ---------
Consolidated expenses:
   Interest                                  5,537               5,419              16,294               16,020
   Depreciation and amortization             1,632               1,320               5,037                4,017
   Corporate general and
    administrative                           3,594               3,672              11,619               11,562
                                         ---------           ---------           ---------            ---------
                                            10,763              10,411              32,950               31,599
                                         ---------           ---------           ---------            ---------

Income (loss) before income taxes        $     630           $   1,602           $    (613)           $   2,242
                                         =========           =========           =========            =========

                                                                At September 30,          At December 31,
                                                                     1999                     1998
                                                             -------------------     --------------------
Identifiable Assets:

  Financial Services                                                   $41,524                   $39,967
  Staff Augmentation                                                    48,461                   41,714
           Corporate                                                    20,978                   19,502
                                                             -------------------     --------------------
                                                                      $110,963                 $101,183
                                                             ===================     ====================


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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales of services for the three months ended September 30, 1999 were $109.4 million as compared to $117.2 million for the three months ended September 30, 1998. This 6.7% decline in net sales of services is attributable principally to a decrease in sales in the Staffing Services and Information Technologies divisions, offset partially by higher sales in the Company's Telecom and Financial Services divisions. The Company's business with Boeing Corporation, its largest customer in 1998, remained substantially lower in the third quarter of 1999 than in the comparable prior year period. This represented the majority of the Staffing Services revenue decline. The Company's Information Technologies division also experienced a decline in sales for the 1999 third quarter as compared to the comparable prior year period as result of the current Year 2000 lockdown, which has slowed contract activity, as many customers have limited or delayed development work until the Year 2000.

     Cost of services for the three months ended September 30, 1999 was 80.4% of net sales of services compared to cost of services of 80.8% for the three months ended September 30, 1998. The cost of services decrease as a percentage of net sales for the 1999 period is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's Telecom and Financial Services divisions. These divisions have historically generated higher gross margins than the more mature Staffing Services division.

     Selling, general and administrative expenses decreased by $496,000, or 3.5% during the third quarter of 1999 as compared to the prior year comparable quarter. However, due to the decline of net sales of services discussed above, selling, general and administrative expenses as a percentage of revenue increased to 12.5% for the three months ended September 30, 1999 compared to 12.1% for the three months ended September 30, 1998.

     Operating income for the three months ended September 30, 1999 was $6.2 million, compared to $7.0 million for the three months ended September 30, 1998. This decrease was principally attributable to the reduced net sales of services discussed above, partially offset by increased margins.

     The Company's interest expense for the three months ended September 30, 1999 and 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the three months ended September 30, 1999 was $614,000 on income before taxes of $630,000, compared to an income tax provision of $925,000 on income before taxes of $1.6 million for the three months ended September 30, 1998. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the non-deductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales of services for the nine months ended September 30, 1999 were $327.6 million as compared to $347.3 million for the nine months ended September 30, 1998. This 5.7% decline in net sales of services is attributable principally to a decrease in sales in theStaffing Services division. The Company's business with Boeing Corporation, its largest customer in 1998, remained substantially lower for the nine months ended September 30, 1999 than in the nine months ended September 30, 1998. The decrease in net sales of services was partially offset by sales increases in the Company's Financial Services and Telecom divisions.

     Cost of services for the nine months ended September 30, 1999 was 80.9% of net sales of services compared to cost of services of 81.4% for the nine months ended September 30, 1998. The cost of services decrease as a percentage of net sales for the 1999 period is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's Telecom and Financial Services divisions. These divisions have historically generated higher gross margins than the more mature Staffing Services division.

     Selling, general and administrative expenses increased by $456,000, or 1.1%, during the nine months ended September 30, 1999 as compared to the prior year comparable period. Due to the decline of net sales of services discussed above, selling, general and administrative expenses as a percentage of revenue increased to 12.8% for the nine months ended September 30, 1999 compared to 12.2% for the nine months ended September 30, 1998.

     Operating income for the nine months ended September 30, 1999 was $15.7 million, compared to operating income of $18.2 million for the nine months ended September 30, 1998. This decrease was principally attributable to the reduced net sales of services, partially offset by increased margins.

     The Company's interest expense for the nine months ended September 30, 1999 and 1998 is attributable to the interest on the Credit Facility, the COI Notes and PIK Debentures, which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the nine months ended September 30, 1999 was $905,000 on a loss before taxes of $613,000, compared to an income tax provision of $1.9 million on income before taxes of $2.2 million for the nine months ended September 30, 1998. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

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

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward-Looking Statements" and "Year 2000" in this Item 2 could prevent the Company from realizing these objectives.

     As of September 30, 1999, the Company had outstanding $24.9 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $46.5 million outstanding under the Credit Facility bearing interest at an average rate of 7.6% per annum.

     As of September 30, 1999, approximately $139.0 million, or 54.4%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.4 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including the factors described or referenced under "Forward-Looking Statements" and "Year 2000" in this Item 2.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' having met certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $3.0 million in cash payable in the three-year period from 1999 to 2001. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the nine months ended September 30, 1999, the Company's primary sources of funds to meet working capital needs were from operating activities and borrowings under the Credit Facility. Cash and cash equivalents increased $312,000 during the nine months ended September 30, 1999. Cash flows provided by operating activities of $5.7 million and cash flows provided by financing activities of $956,000 exceeded the $6.3 million of cash flows used in investing activities. Cash flows used in investing activities were principally related to additions to fixed assets and the payment of earn-out consideration. Cash flows provided by financing activities were principally attributable to net borrowings under the Credit Facility.

Year 2000

     The Company has completed a review of its potential Year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces and hardware. Independent of its Year 2000 compliance program, the Company initiated a major system conversion in early 1998, based principally on industry_leading PeopleSoft(R) software, in order to improve access to business information through common, integrated computing systems nationwide. This system is expected to make the Company's IT systems fully Year 2000 compliant. To date, the Company has converted all of its critical billing, payable and accounts receivable functions to Year 2000 compliant systems.

     In assessing potential Year 2000 issues, the Company established a Year 2000 committee, a compliance program and a budget. The committee has divided the Company's Year 2000 compliance program into four sections: (1) systems inventory and assessment, (2)systems testing evaluation and monitoring, (3) third party suppliers and (4) contingency planning. Each of these sections has been completed except monitoring and contingency planning, which will continue through year-end. The Company expects that all of its IT systems and non-IT systems will be Year 2000 compliant prior to December 31, 1999. The Company estimates the total Year 2000 expenditures that will have been incurred by year-end will not be material. Not included in these costs are the costs of conversion to the new integrated computing systems, which was undertaken independently of its Year 2000 compliance initiative.

     As a part of its Year 2000 compliance program, the Company has communicated with its material third_party vendors and service providers in order to assess their Year 2000 readiness and seek to ensure that they will be Year 2000 compliant. The Company has received reasonable assurances from its material vendors that they are or will before year-end be Year 2000 compliant. With respect to the purchases of computer systems, or upgrades for existing computer systems, the Company's policy is to receive Year 2000 certification from the vendor prior to completing the purchase.

     The statements above, which express the Company's belief that Year 2000 problems will not have a material adverse effect on the Company, may be forward_looking statements. Although management believes that the Company has acted with appropriate diligence to address potential Year 2000 issues, no assurance can be given that Year 2000 issues will not materially affect its business or operations. Factors which could potentially cause the Company to suffer business interruptions or other losses include the failure of its Year 2000 project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company deals to address their own Year 2000 problems or the ineffectiveness of any contingency plans put in place by the Company to mitigate the effects of interruptions in its businesses due to Year 2000 problems.

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

Forward Looking Statements

     The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, "Year 2000" in Part I, Item 2 herein and "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the SEC on July 2, 1999 (Reg. No. 333-82201). These disclosures may be accessed through the Website maintained by the SEC at "http://www.sec.gov" or, upon request made to Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY 11797, telephone 516-437-3300, the Company will provide a copy of these disclosures without charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The preponderance of the Company's borrowings are fixed rate obligations. During the nine months ended September 30, 1999, only approximately 16% of the Company's interest expense was attributable to variable rate loans, all of which were under the Credit Facility. Consequently, management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on its results of operations in the immediate future. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting its exposure to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as follows. In the suits before the Connecticut Superior Court brought by Austin Iodice and Anthony Giglio against the Company concerning whether stock options issued by the Company to the plaintiffs remain in effect, the parties had agreed to enter into binding mediation to resolve all issues. The plaintiffs, however, withdrew their offer of binding mediation, and subsequently the parties agreed to go forward with non-binding mediation.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27. Financial Data Schedule of COMFORCE Corporation and COMFORCE Operating, Inc.

     (b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation



By:   /s/ Robert H.B. Baldwin, Jr.
     -----------------------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: November 12, 1999


COMFORCE Operating, Inc.

By:   /s/ Robert H.B. Baldwin, Jr.
     -----------------------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: November 12, 1999