Form 10-K
period 1999-12-31
COMFORCE OPERATING CO; COMFORCE CORP
filed 2000-03-30
CIK 1052013, 6814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended December 31, 1999

                                       OR


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from _______________ to _______________


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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
                          Title of Each Class              on Which Registered

COMFORCE Corporation: Common stock, $.01 par value       American Stock Exchange

COMFORCE Operating, Inc.: None

Securities registered pursuant to Section 12(g) of the Act:

COMFORCE Corporation: None

COMFORCE Operating, Inc.: None


                        (Cover page continued next page)

                             (Cover page continued)



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 24, 2000:

COMFORCE Corporation: $ 22,807,088

COMFORCE Operating, Inc.: Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMFORCE Corporation:


               Class                           Outstanding at March 24, 2000
      --------------------------               -----------------------------
     Common stock, $.01 par value                        16,430,575



COMFORCE Operating, Inc.:     COMFORCE  Corporation  owns all of the 100  issued
                              and outstanding shares of Common Stock of COMFORCE
                              Operating, Inc.


Documents Incorporated by Reference: None

                                     PART I


ITEM 1.  BUSINESS

Overview


     COMFORCE Corporation ("COMFORCE") is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their information technology, telecommunications, scientific and engineering-related needs. COMFORCE Operating, Inc. ("COI"), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company's financing transactions in November 1997. Unless the context otherwise requires, the term the "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries.

     Through a national network of 62 offices (47 company-owned and 15 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base, including Sun Microsystems, Bellsouth Telecommunications, Inc. (directly and through Anderson Consulting, LLP) and Microsoft Corporation. The Company's labor force consists primarily of computer programmers, systems consultants and analysts, engineers, technicians, scientists, researchers and skilled office support personnel.

     In February 2000, the Company completed the acquisition of Gerri G. Inc., a Staten Island based provider of staffing, permanent placement and training services. In 1999 Gerri G. generated sales of approximately $4.8 million.

Services

     The Company provides a wide range of staffing, consulting, financial and outsourcing services. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained computer, telecommunications and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

     The Company operates in two business segments -- Staff Augmentation and Financial Services. The Staff Augmentation segment provides Information Technology (IT), Telecom and Staffing services. The Financial Services segment provides outsourcing and consulting services. A description of the types of services provided by each segment follows.

STAFF AUGMENTATION

Information Technology

     In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services and Internet/Intranet. In 1999, placements related to internet development represented an increasing percentage of new placements in this field. In addition to these staffing services, the Company also provides non-recruited payrolling services to certain of its IT customers. These services consist of acting as the employer for workers identified by the customer, preparing payrolls, withholding taxes, and tracking hours, vacation and sick days. In addition, these employees participate in the Company's benefit programs rather than those of the customer.

     The Company's IT customers include Microsoft Corporation, BellSouth Telecommunications, Inc. (directly and through Anderson Consulting, LLP), Boeing Information Services, Inc., Eastman Kodak Company, Bank of America, Xerox Corporation, Southwest Airlines and Fidelity Investments.

Telecom

     The Company has significantly increased the amount of Telecom services it has provided to its clients in recent years, fueled by the surge in demand for voice and data transfer capacity. The Company provides skilled Telecom personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems, including cellular, PCS, microwave, radio, satellite and other networks.

     The Company's Telecom customers include AT&T Corporation, Northern Telecom, Inc., Reltec Corporation, ALCATEL Network Systems, Inc., Motorola, Inc., Ericsson Corporation and Pacific Intertel.

Staffing

     The Company provides both Technical Staffing services and Professional Staffing services.

     Technical Staffing. The Company provides Technical Staffing services for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields. The Company also provides non-recruited payrolling services to certain Technical Staffing customers.

     The  Company's   Technical   Staffing  customers  include  Boeing  Company,
Westinghouse Electric Corporation, and the National Department of Energy National Research Laboratories at Los Alamos and Sandia.

     Professional Staffing. The Company offers Professional Staffing services through 12 Company-owned and 15 licensed locations. In this field, the Company provides highly specialized professional chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and processing businesses. The Company also recruits and trains skilled clerical personnel who provide more traditional services for medical office, legal and accounting professionals.

     The Company's Professional Staffing customers include R.R. Donnelley & Sons Co., Estee Lauder Companies, Inc. and Dial Corporation, as well as many smaller companies such as independent medical providers and accounting firms.

FINANCIAL SERVICES

PrO Unlimited

     PrO Unlimited has become the industry leader in providing confidential consulting and conversion services to companies that require assistance in complying with regulations associated with the use of independent contractors, returning retirees and consultants. If appropriate, the Company may become the employer of some or all of these clients' staff (on a non-recruited basis) and, in such cases, will provide various services for these employees, including preparing payrolls, withholding taxes and tracking hours and vacation and sick days. In 1999, an increasing proportion of PrO Unlimited's revenue was derived from its "Managing the Contingent Workforce" capability, in which PrO Unlimited assumes responsibility for all of a client's contingent workforce.

Funding and Support Services

     The Company also provides payroll funding services and back office support to approximately 115 independent consulting and staffing companies. The Company's back office services include payroll processing and billing, preparation of various management reports and analysis, payment of all federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms. Contingent personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of those receivables; however, the amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to such firm.

Customers

     The Company provides staffing, consulting and outsourcing services to a broad range of customers including telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, health care facilities, educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company's revenues.

     In certain cases, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

     The Company generally invoices its customers weekly. IT, Telecom and Professional Staffing customers generally obtain the Company's services on a purchase order basis, while Technical Staffing and Financial Services customers generally enter into long-term contracts with the Company.

     During the year ended December 31, 1999, no single customer accounted for 10% or more of the Company's revenues. The largest four customers accounted for approximately 27.7% of the Company's revenues.

Sales and Marketing

     The Company services its customers through a network of 47 company-owned and 15 licensed branch offices located in 22 states across the United States and its corporate headquarters located in Woodbury, New York. The Company's sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling to customers and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's Internet home page.

     The Company's sales and marketing strategy is to maintain its existing account relationships while developing new relationships with smaller, faster-growing companies. The Company's Relationship Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) their need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company's niche products to the client's needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company's corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally, and the emphasis is on smaller, faster-growing companies rather than larger, national accounts. Relationship Managers are compensated primarily by commissions on gross profits generated.

Recruiting and Training of Billable Employees

     The Company's success depends on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, trade magazines, its Internet home page and other Internet sites, and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual's skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

     Management believes that the Company enhances its ability to attract recruits by making extensive training opportunities available to its employees. The Company employs Internet-based educational programs to train employees in the latest developments in IT, telecommunications and other technologies. The Company also maintains a training facility in Dallas, Texas, where Telecom staffers are trained to install and test telecommunications equipment, and provides a telephone hot line to assist its clerical employees with software problems or questions.

     The Company believes it has a competitive advantage in attracting and retaining specialty staffing and consulting personnel as it provides assignments with high-profile customers that make use of advanced technology and offer the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. The Company also offers flexible schedules, wages and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities to attract and retain qualified personnel.

Information Systems

     During 1999, the Company completed the implementation of its PeopleSoft(R) Enterprise Resource Planning system, which the Company believes is the industry standard. With its PeopleSoft(R) system, the Company has been able to substantially consolidate its back office operations. Through this system, the Company has also been able to substantially integrate the management information systems of its 11 acquired companies.

     The Company is in the process of implementing its EZAccess(R) recruiting and database software system to consolidate the resume databases of its acquired companies. This software allows easier, faster and more accessible updating of its resume database and posting of job openings on a national basis. The Company believes that EZAccess(R) will enhance both its recruiting efforts and its customer service capabilities.

Competition

     The contingent staffing and consulting industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. The Company's competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces substantial competition from both larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets.

     Management believes that the availability and quality of candidates, the effective monitoring of job performance, the scope of geographic service and the price of service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel and the extent of its competitors' responsiveness to customer needs.

Employees

     The Company currently employs approximately 600 full-time staff employees at its headquarters and Company-owned offices. The Company issued approximately 52,000 W-2s to employees who provided services to the Company's clients during 1999. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's staffing services.

Licensed Offices

     The Company has granted a limited number of licenses to operate COMFORCE offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees' marketing efforts. Performance of the contingent personnel and overall service quality is the direct responsibility of licensees, and the licensees are ultimately responsible for the collection of accounts receivable. The Company and the licensees share the gross profits from each licensed office.

Regulations

     Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. Contingent staffing and consulting firms are the legal employers of their workers. Therefore, the Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, antidiscrimination and workers' compensation. In addition, the Company's licenses are considered to be franchises, which are subject to regulation, both by the Federal Trade Commission and a number of states.

ITEM 2. PROPERTIES

     The Company leases all of its office space. Excluding the Company's headquarters, these leases are for office space ranging in size from approximately 150 square feet to approximately 15,600 square feet and have remaining lease terms of from less than one year to five years. The Company's headquarters in Woodbury, New York occupies approximately 23,500 square feet and the lease term for this space extends until 2010. Effective March 1, 2000, the Company entered into a lease for an additional 14,500 square feet of space in Woodbury, New York for headquarters expansion. The Company owns no real estate, except for an approximately 700 square foot condominium.

     The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements, except to the extent of future acquisitions of existing businesses. In the case of such acquisitions, the Company expects to assume the leases of businesses acquired or, to the extent possible, consolidate such operations with existing offices. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase Common Stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In October 1998, plaintiffs filed motions for partial summary judgment, which motions were denied by the court in March 1999. The parties attended a non-binding mediation conference in February 2000 but were unable to resolve the dispute. The Company intends to continue to vigorously defend itself against these suits. Trial has been scheduled for November 2000.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:

                                                    High      Low
                                                    ----      ---

1998      First Quarter ........................    9         6 9/16
          Second Quarter .......................   11 7/16    7 1/8
          Third Quarter ........................    9 3/4     4 5/8
          Fourth Quarter .......................    6 3/16    3 1/2

1999      First Quarter ........................    6 1/4     3 1/2
          Second Quarter .......................    3 15/16   2 5/8
          Third Quarter ........................    3 1/16    2
          Fourth Quarter .......................    3         1

2000      First Quarter (through March 24, 2000)    3 5/8     1 7/8

     The last reported sale price of the Common Stock of the Company on the American Stock Exchange on March 24, 2000 was $2.00. As of such date, there were approximately 4,600 shareholders of record.

     The Company anticipates that it will not pay cash dividends on the Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and compliance with applicable law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider relevant. The revolving credit facility entered into with Heller Financial, Inc., as lender and agent for other participating lenders (the "Credit Facility"), prohibits the payment of cash dividends. In addition, the terms of COI's 12% Senior Notes due 2007 restrict COI's payment of dividends to the Company, which is expected to be the only source of funds from which the Company could pay dividends. No dividends were declared or paid on the Common Stock during 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1999. The Company derived the statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 1999 from its audited historical consolidated financial statements.

                                               1995         1996        1997         1998        1999
                                               ----         ----        ----         ----        ----
                                                          (in thousands, except per share data)
Statement of Operations Data: (1)
Net sales of services ...................   $   2,387    $  55,867   $ 216,521    $ 459,022   $ 436,221
Operating income (loss) .................      (3,679)       2,413       6,865       24,924      21,863
                                            ---------    ---------   ---------    ---------   ---------
Income (loss) from continuing operations       (4,332)       1,352      (3,700)         805      (2,038)
                                            ---------    ---------   ---------    ---------   ---------
Income (loss) available to common
   stockholders .........................     (14,886)         362      (4,437)         784      (2,038)
                                            =========    =========   =========    =========   =========
Diluted net income (loss) per share .....   $   (3.24)   $    0.03   $   (0.33)   $    0.05   $   (0.12)
Balance Sheet Data:
Working capital (deficit) ...............   $  (1,697)   $   8,012   $  59,762    $  65,563   $  65,989
Accounts receivable, net ................       1,698       12,042      72,865       81,680      81,834
Intangible assets, net ..................       4,801       24,756     135,516      138,847     139,010
Total assets ............................       8,536       43,366     235,934      246,082     249,710
Total debt, including current maturities          500        3,850     171,038      178,579     182,346
Preferred stock .........................        --              2           1         --          --
Stockholders' equity ....................       2,238       34,744      39,402       44,334      43,163


----------

(1) Results for the year ended December 31, 1995 represent results of COMFORCE Telecom, Inc. from the date of its acquisition, October 17, 1995. Results for the year ended December 31, 1996 represent results of COMFORCE Telecom for the entire year, results of Williams Communications Services, Inc. from the acquisition date of March 3, 1996 through December 31, 1996, results of RRA, Inc. and certain related entities from the acquisition date of May 10, 1996 through December 31, 1996, results of Force Five, Inc. from the effective date of acquisition of July 31, 1996 through December 31, 1996, results of AZATAR Computer Systems, Inc. from the effective date of acquisition of November 1, 1996 through December 31, 1996, and results of Continental Field Services Corporation and a related entity from the effective date of acquisition of November 8, 1996 through December 31, 1996. Results for the year ended December 31, 1997 represent results of RHO Company, Incorporated from the acquisition date of February 28, 1997 through December 31, 1997 and results of Uniforce Services, Inc. from the acquisition date of November 26, 1997 through December 31, 1997. Results for the year ended December 31, 1998 represent results of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot") from the beginning of January 1998 through December 31, 1998. The Company's jewelry operations were discontinued effective as of September 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the consolidated financial statements and related notes.

Overview

     Since October 1995, the Company has completed 11 acquisitions, including one in the first quarter of 2000 (see "Overview" in Item 1 of this Report). Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical consolidated financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under credit facilities. As a result, the Company's historical results of operations include bridge financing costs, which are not expected to be incurred in future periods, and preferred stock dividends. All previously issued preferred stock has been repurchased or redeemed by the Company.

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company increases revenues through acquisitions and/or internal growth, these receivables will grow and there will be greater requirements for borrowing availability under its credit facilities to fund current operations.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales of services for the year ended December 31, 1999 were $436.2 million, a decline of 5.0% from net sales of services for the year ended December 31, 1998 of $459.0. The decrease in 1999 net sales of services is principally attributable to a decrease in sales to Staffing and Information Technology customers, offset partially by higher sales to the Company's Telecom and Financial Services customers. The Company's business with Boeing Corporation, its largest customer in 1998, was substantially lower in 1999. This represented the majority of the decline the Company experienced in sales to Staffing customers. The Company also experienced a decline in IT sales in the second half of 1999 as result of the Year 2000 lockdown, which slowed contract activity, as many customers limited or delayed IT development work until after January 1, 2000.

     Cost of services for the year ended December 31, 1999 was 80.7% of net sales of services compared to cost of services of 81.2% for the year ended
December 31, 1998. The cost of services decrease as a percentage of net sales for the 1999 is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's Telecom sales and declines in certain of the Company's lower margin Staffing services businesses.

     Selling, general and administrative expenses as a percentage of net sales of services was 12.7% for the year ended December 31, 1999, compared to 12.1% for the year ended December 31, 1998. This percentage increase was principally attributable to the decline of net sales of services discussed above.

     Operating income for the year ended December 31, 1999 was $21.9 million, compared to operating income of $24.9 million for the year ended December 31, 1998. This decrease was principally attributable to the reduced net sales of services discussed above, partially offset by increased margins.

     The Company's interest expense for 1999 and 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the year ended December 31, 1999 was $2.2 million on a profit before taxes of $131,000, as compared to an income tax provision for the year ended December 31, 1998 of $2.7 million on pretax income of $3.5 million. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and adjustments to prior period tax estimates.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales of services of $459.0 million for the year ended December 31, 1998 were $242.0 million, or nearly 112% higher than net sales of services for the year ended December 31, 1997. The increase in 1998 net sales of services is attributable principally to the Company's acquisition of Uniforce on November 26, 1997.

     Cost of services for the year ended December 31, 1998 was 81.2% of net sales of services compared to cost of services of 86.1% for the year ended December 31, 1997. The cost of services decrease of 4.9% for 1998 is a result of the Company's business mix in that year, which reflected the full period impact of acquisitions completed during 1997 as well as growth in sales to the Company's IT, Telecom and Financial Services customers. Sales in these fields have historically generated higher gross margins than those in the more mature Technical Staffing field.

     Selling, general and administrative expenses as a percentage of revenue was 12.1% for the year ended December 31, 1998, compared to 9.1% for the year ended December 31, 1997. This percentage increase was principally attributable to the operations of the Company's Uniforce subsidiary, which was acquired in 1997. Uniforce's selling, general and administrative fees, which include significant licensee costs related to its franchise operations, are substantially higher on a percentage basis than those historically recorded by the Company. The licensee costs included in selling, general and administrative fees were $6.9 million for 1998 and $0.5 million for 1997 (which included only one month of Uniforce's operations).

     Operating income for the year ended December 31, 1998 was $24.9 million, compared to operating income of $6.9 million for the year ended December 31, 1997. This increase was principally attributable to the Company's completion of the Rhotech and Uniforce acquisitions in 1997.

     The Company's interest expense for 1998 is attributable to the interest on the Credit Facility, the COI Notes and COMFORCE's 15% Senior Secured PIK Debentures, all of which obligations were incurred in November 1997. For the year ended December 31, 1997, interest expense is attributable to the $25.2 million principal amount of the Subordinated Debentures issued by the Company in February and March 1997 (the "Old Subordinated Debentures"), the Company's credit facilities outstanding during the year and the COI Notes and PIK Debentures issued in November 1997. The amortization of the costs payable on the Old Subordinated Debentures is reflected in bridge and financing charges for 1997.

     The income tax provision for the year ended December 31, 1998 was for $2.7 million on pretax income of $3.5 million, compared to a tax credit of $1.4 million on a loss before taxes of $5.1 million for the year ended December 31, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of amortization expense associated with certain intangible assets.

Financial Condition, Liquidity and Capital Resources

     The Company pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup. These bills are typically paid in approximately 45 days. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future.

     As of December 31, 1999, the Company had outstanding $26.8 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $45.6 million outstanding under the Credit Facility bearing interest at an average rate of 8.6% per annum. The debt service costs associated with the borrowings under the COI Notes and the Credit Facility have significantly reduced the Company's liquidity. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs.

     As of December 31, 1999, approximately $139.0 million, or 55.7%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.5 million.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' having met certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $3.1 million in cash payable in the two-year period beginning January 1, 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the year ended December 31, 1999, the Company's primary sources of funds to meet working capital needs were from operating activities and borrowings under the Credit Facility. Cash and cash equivalents increased $3.2 million during the year ended December 31, 1999. Cash flows provided by operating activities of $11.0 million exceeded cash flows used in financing activities of $75,000 and $7.7 million of cash flows used in investing activities.

Year 2000

     As described in the Company's annual report on Form 10-K for the year ended December 31, 1998 and its quarterly reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, the Company has examined its critical IT and non-IT operating systems for Year 2000 compliance. Since entering the year 2000, the Company has not experienced any significant disruptions to its business either directly or by reason of any Year 2000 problems affecting the Company's customers or suppliers. The Company will continue to monitor its critical systems over the next several months, but does not anticipate any significant Year 2000 impact on its business. As previously disclosed, the Company significantly upgraded its computing systems over the last several years, principally for reasons unrelated to Year 2000 issues. Consequently, the Company did not incur significant incremental costs in seeking to become Year 2000 compliant.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for Technical Staffing services has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for Telecom and IT services is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if sales to IT, Telecom and Financial Services customers continue to increase as a percentage of the Company's consolidated net sales of services.

Other Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company). The Company does not expect the adoption of SFAS 133, as amended by SFAS 137, to have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

     Various statements made in this Item 7 and elsewhere in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company's to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its diminished ability to obtain additional financing for working capital, capital expenditures, debt service requirements or for other purposes; and if the Company is unable to sustain the cash flow necessary to support the significant amortization charges related to goodwill for its acquired businesses, it could be required to write-off the impaired assets, which could have a material adverse impact on its financial condition and results of operations. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on July 2, 1999 (Registration No. 333-82201). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "http://www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The preponderance of the Company's borrowings are fixed rate obligations. During 1999, only approximately 16% of the Company's interest expense was attributable to variable rate loans, all of which were under the Credit Facility. Consequently, management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on the Company's results of operations in the immediate future. Assuming an immediate 10% increase in the interest rate under the Credit Facility, the impact to the Company in annualized interest payable would be approximately $450,000. Since management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on the Company's results of operations, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 29, 2000 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 29, 2000 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 29, 2000 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 29, 2000 and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements as listed on page F-1.

     2.   Financial Statement Schedules as listed on page F-1.

     3.   Exhibits as listed on page E-1.

(b)  Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation

By:  /s/ John C. Fanning
     -----------------------------------------------------
     John C. Fanning, Chairman and Chief Executive Officer

Date: March 29, 2000





COMFORCE Operating, Inc.

By:  /s/ John C. Fanning
     -----------------------------------------------------
     John C. Fanning, Chairman and Chief Executive Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

     SIGNATURE                  TITLE                                 DATE
     ---------                  -----                                 ----


/s/ John C. Fanning             Chairman, Chief Executive
----------------------------    Officer and Director
    John C. Fanning             (Principal Executive Officer)    March 29, 2000




/s/ Harry Maccarrone            Executive Vice President
----------------------------    and Director (Principal
    Harry Maccarrone            Accounting Officer)              March 29, 2000




/s/ Robert H.B. Baldwin, Jr.    Senior Vice President and
----------------------------    Chief Financial Officer
    Robert H.B. Baldwin, Jr.    (Principal Financial Officer)    March 29, 2000




/s/ Michael D. Madden           Vice Chairman and
----------------------------    Director                         March 24, 2000
    Michael D. Madden




                                Director
----------------------------
    Daniel Raynor




/s/ Gordon Robinett             Director                         March 24, 2000
----------------------------
    Gordon Robinett




/s/ Keith Goldberg              Director                         March 24, 2000
----------------------------
    Keith Goldberg




/s/ Kenneth J. Daley            Director                         March 24, 2000
----------------------------
    Kenneth J. Daley

                      COMFORCE CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Independent Auditors' Reports                                             F-2

Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1999 and 1998          F-4

    Consolidated Statements of Operations for the
       years ended December 31, 1999, 1998 and 1997                       F-5

    Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1999, 1998 and 1997                       F-6

    Consolidated Statements of Cash Flows for the
       years ended December 31, 1999, 1998 and 1997                       F-8

    Notes to Consolidated Financial Statements                            F-10

Schedule

    Schedule II Valuation and Qualifying Accounts                         F-26

                          Independent Auditors' Report

Board of Directors and Stockholders
COMFORCE Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheet  of  COMFORCE
Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       KPMG LLP


Melville, New York
February 28, 2000

Report of Independent Accountants

To the Shareholders and Board of Directors of of COMFORCE Corporation:




In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of COMFORCE Corporation and Subsidiaries at December 31,1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31,1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules for 1998 and 1997, listed in the index appearing on page F-1, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
February 25,1999

                      COMFORCE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

               (in thousands, except share and per share amounts)



                                     Assets                           1999         1998
                                                                   ---------    ---------
Current assets:
    Cash and cash equivalents                                      $   7,818        4,599
    Accounts receivable, less allowance of
       $868 and $790 in 1999 and 1998, respectively                   45,872       47,727
    Funding and service fees receivable                               35,962       33,953
    Prepaid expenses and other current assets                          2,786        3,342
    Deferred income taxes, net                                         1,554        2,306
                                                                   ---------    ---------
                   Total current assets                               93,992       91,927

Property and equipment, net                                           11,490        9,256
Intangible assets, net                                               139,010      138,847
Deferred financing costs                                               5,218        6,052
                                                                   ---------    ---------

                   Total assets                                    $ 249,710      246,082
                                                                   =========    =========

                        Liabilities and Stockholders' Equity

Current liabilities:
    Borrowings under revolving line of credit                      $   4,000        4,000
    Accounts payable                                                   3,015        4,296
    Accrued expenses                                                  20,988       18,068
                                                                   ---------    ---------
                   Total current liabilities                          28,003       26,364

Long-term debt                                                       178,346      174,579
Deferred income taxes                                                     --          224
Other liabilities                                                        198          581
                                                                   ---------    ---------

                   Total liabilities                                 206,547      201,748
                                                                   ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 100,000,000 shares authorized,
       16,395,549 and 16,129,322 shares issued and
       outstanding in 1999 and 1998, respectively                        164          161
    Additional paid-in capital                                        48,328       47,464
    Accumulated deficit, since January 1, 1996 (note 1)               (5,329)      (3,291)
                                                                   ---------    ---------

                   Total stockholders' equity                         43,163       44,334
                                                                   ---------    ---------

                   Total liabilities and stockholders' equity      $ 249,710      246,082
                                                                   =========    =========


See accompanying notes to consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                    (in thousands, except per share amounts)


                                                         1999         1998         1997
                                                      ---------    ---------    ---------
Revenue:
    Net sales of services                             $ 436,221      459,022      216,521
                                                      ---------    ---------    ---------

Costs and expenses:
    Cost of services                                    352,101      372,877      186,455
    Selling, general and administrative expenses         55,596       55,827       19,718
    Restructuring charge (credit)                          (163)        (211)       1,600
    Depreciation and amortization                         6,824        5,605        1,883
                                                      ---------    ---------    ---------

            Total costs and expenses                    414,358      434,098      209,656
                                                      ---------    ---------    ---------

Operating income                                         21,863       24,924        6,865
                                                      ---------    ---------    ---------

Other income (expense):
    Bridge and financing charges                             --           --       (7,672)
    Interest expense                                    (21,825)     (21,490)      (4,588)
    Other income (expense), net                              93           35          344
                                                      ---------    ---------    ---------
                                                        (21,732)     (21,455)     (11,916)

Income (loss) before income taxes                           131        3,469       (5,051)
Provision (credit) for income taxes                       2,169        2,664       (1,351)
                                                      ---------    ---------    ---------

            Net income (loss)                            (2,038)         805       (3,700)
                                                      ---------    ---------    ---------

Dividends on preferred stock                                 --           21          737
                                                      ---------    ---------    ---------

            Income (loss) available to common
               stockholders                           $  (2,038)         784       (4,437)
                                                      =========    =========    =========

Basic net income (loss) per common share              $   (0.12)        0.05        (0.33)
                                                      =========    =========    =========

Weighted average common shares outstanding, basic        16,315       15,971       13,493
                                                      =========    =========    =========

Diluted net income (loss) per common share            $   (0.12)        0.05        (0.33)
                                                      =========    =========    =========

Weighted average common shares outstanding, diluted      16,315       16,648       13,493
                                                      =========    =========    =========


See accompanying notes to consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                      (in thousands, except share amounts)

                                                                                                  Series D
                                                                  Common stock                 preferred stock
                                                           --------------------------    --------------------------
                                                              Shares         Amount         Shares         Amount
                                                           -----------    -----------    -----------    -----------
Balance at December 31, 1996                                12,701,934    $       127          7,002    $         1

Exercise of stock options                                      124,000              1             --             --
Exercise of stock warrants                                      80,000              1             --             --
Redemption of Series F preferred stock                              --             --             --             --
Conversion of Series D preferred stock                         583,500              6         (7,002)            (1)
Issuance of common stock as inducement
    to effect Series D conversion                               87,750              1             --             --
SEC registration fees                                               --             --             --             --
Issuance of warrants in connection with debt placement              --             --             --             --
Issuance of common stock in
    connection with payment right                              385,591              4             --             --
Issuance of common stock as consideration
    for interest owed on debt                                  118,145              1             --             --
Issuance of common stock in connection
    with the acquisition of Uniforce Services, Inc.          1,585,208             16             --             --
Issuance of warrants in connection with the
    acquisition of Uniforce Services, Inc.                          --             --             --             --
Redemption of common stock                                    (321,881)            (4)            --             --
Net loss                                                            --             --             --             --
Dividends:
    Series D preferred stock                                        --             --             --             --
    Series F preferred stock                                        --             --             --             --
                                                           -----------    -----------    -----------    -----------

Balance at December 31, 1997                                15,344,247            153             --             --
                                                           -----------    -----------    -----------    -----------

Exercise of stock options                                       80,500              1             --             --
Exercise of stock warrants                                     108,132              1             --             --
Conversion of Series F preferred stock                          57,143              1             --             --
SEC registration fees                                               --             --             --             --
Issuance of common stock in connection
    with the acquisition of Camelot                            203,307              2             --             --
Issuance of common stock in connection with acquisitions       335,993              3             --             --
Tax benefit from exercise of stock options                          --             --             --             --
Net income                                                          --             --             --             --
Dividends:
    Series F preferred stock                                        --             --             --             --
                                                           -----------    -----------    -----------    -----------

Balance at December 31, 1998                                16,129,322            161             --             --
                                                           -----------    -----------    -----------    -----------


                                                                   Series F                               Retained        Total
                                                                preferred stock          Additional       earnings        stock-
                                                           -----------    -----------      paid-in      (accumulated      holders'
                                                              Shares         Amount        capital        deficit)        equity
                                                           -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996                                     3,250    $         1         34,253            362         34,744

Exercise of stock options                                           --             --            141             --            142
Exercise of stock warrants                                          --             --            214             --            215
Redemption of Series F preferred stock                          (2,750)            --         (3,162)            --         (3,162)
Conversion of Series D preferred stock                              --             --             (5)            --             --
Issuance of common stock as inducement
    to effect Series D conversion                                   --             --            492           (493)            --
SEC registration fees                                               --             --           (625)            --           (625)
Issuance of warrants in connection with debt placement              --             --          1,511             --          1,511
Issuance of common stock in
    connection with payment right                                   --             --             (4)            --             --
Issuance of common stock as consideration
    for interest owed on debt                                       --             --            632             --            633
Issuance of common stock in connection
    with the acquisition of Uniforce Services, Inc.                 --             --         12,143             --         12,159
Issuance of warrants in connection with the
    acquisition of Uniforce Services, Inc.                          --             --            150             --            150
Redemption of common stock                                          --             --         (2,417)            --         (2,421)
Net loss                                                            --             --             --         (3,700)        (3,700)
Dividends:
    Series D preferred stock                                        --             --             --           (195)          (195)
    Series F preferred stock                                        --             --             --            (49)           (49)
                                                           -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1997                                       500              1         43,323         (4,075)        39,402
                                                           -----------    -----------    -----------    -----------    -----------

Exercise of stock options                                           --             --            137             --            138
Exercise of stock warrants                                          --             --            459             --            460
Conversion of Series F preferred stock                            (500)            (1)          (298)            --           (298)
SEC registration fees                                               --             --            (46)            --            (46)
Issuance of common stock in connection
    with the acquisition of Camelot                                 --             --          1,498             --          1,500
Issuance of common stock in connection with acquisitions            --             --          2,005             --          2,008
Tax benefit from exercise of stock options                          --             --            386             --            386
Net income                                                          --             --             --            805            805
Dividends:
    Series F preferred stock                                        --             --             --            (21)           (21)
                                                           -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1998                                        --             --         47,464         (3,291)        44,334
                                                           -----------    -----------    -----------    -----------    -----------




                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                      (in thousands, except share amounts)




                                                                                                  Series D
                                                                  Common stock                 preferred stock
                                                           --------------------------    --------------------------
                                                              Shares         Amount         Shares         Amount
                                                           -----------    -----------    -----------    -----------

Balance at December 31, 1998                                 16,129,322      $161                --        $    --
                                                             ----------      ----           -------        -------

Issuance of common stock                                         17,549        --                --             --
Issuance of common stock in connection with acquisitions        248,678         3                --             --
Net loss                                                             --        --                --             --
                                                             ----------      ----           -------        -------

Balance at December 31, 1999                                 16,395,549      $164                --        $    --
                                                             ==========      ====           =======        =======



                                                                   Series F                               Retained        Total
                                                                preferred stock          Additional       earnings        stock-
                                                           -----------    -----------      paid-in      (accumulated      holders'
                                                              Shares         Amount        capital        deficit)        equity
                                                           -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1998                                      --        $    --        47,464         (3,291)         44,334
                                                             -------        -------        ------         ------         -------

Issuance of common stock                                          --             --            --             --              --
Issuance of common stock in connection with acquisitions          --             --           864             --             867
Net loss                                                          --             --            --         (2,038)         (2,038)
                                                             -------        -------        ------         ------         -------

Balance at December 31, 1999                                      --        $    --        48,328         (5,329)         43,163
                                                             =======        =======        ======         ======         =======


See accompanying notes to consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                 (in thousands)


                                                                             1999          1998         1997
                                                                           --------      -------      --------
Cash flows from operating activities:
    Net income (loss)                                                      $ (2,038)         805        (3,700)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operations:
          Depreciation and amortization of fixed assets                       2,342        1,255           482
          Amortization of intangible assets                                   4,482        4,326         1,401
          Amortization of deferred financing costs                              835          836            --
          Allowance for doubtful accounts                                        79          (17)          106
          Deferred income taxes                                                 529        1,747          (578)
          Issuance of notes in lieu of interest                               3,604        3,162            --
          Changes in assets and liabilities, net of the effects
            of acquisitions of businesses:
               Accounts receivables                                            (233)      (3,848)       (1,177)
               Prepaid expenses and other current assets                       (323)        (746)          714
               Income taxes receivable                                          879        2,896        (1,218)
               Other noncurrent assets                                           --           --         2,021
               Accounts payable and accrued expenses                            874       (5,966)       (8,162)
               Other liabilities                                                 --           --        (1,322)
                                                                           --------      -------      --------
                   Net cash provided by (used in)
                     operating activities                                    11,030        4,450       (11,433)
                                                                           --------      -------      --------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                           --       (3,574)      (97,006)
    Purchase of property and equipment                                       (4,576)      (6,182)         (832)
    Increase in deferred costs and other assets                                (471)          --            --
    Payments of contingent consideration                                     (2,689)      (1,912)           --
    Decrease in restricted cash                                                  --        1,036        (1,036)
    Other                                                                        --           --          (636)
                                                                           --------      -------      --------

                   Net cash used in investing activities                     (7,736)     (10,632)      (99,510)
                                                                           --------      -------      --------

Cash flows from financing activities:
    Net decrease in short-term debt                                              --           --        (7,302)
    Net borrowings (repayments) under line of credit agreements                 162        4,170        (4,790)
    Proceeds from issuance of equity securities                                  --          639           983
    Dividends paid                                                               --          (21)         (244)
    Proceeds from long-term borrowings                                           --           --       130,000
    Debt financing costs                                                         --         (309)       (4,800)
    Reduction of capital lease obligations                                     (237)        (210)           --
                                                                           --------      -------      --------

                   Net cash provided by (used in) financing activities          (75)       4,269       113,847
                                                                           --------      -------      --------

Increase (decrease) in cash and cash equivalents                              3,219       (1,913)        2,904

Cash and cash equivalents, beginning of year                                  4,599        6,512         3,608
                                                                           --------      -------      --------

Cash and cash equivalents, end of year                                     $  7,818        4,599         6,512
                                                                           ========      =======      ========


                                                                     (Continued)
Supplemental cash flow information:

                      COMFORCE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                 (in thousands)



                                                                             1999          1998         1997
                                                                           --------      -------      --------
Cash paid during the year for:
       Interest                                                            $16,712        17,068         2,575
       Income taxes                                                            669         1,585           347
    Details of acquisition (note 3):
       Fair value of assets acquired                                            --         9,071       185,175
       Liabilities assumed                                                      --        (3,855)      (70,700)
       Less stock issued                                                        --        (1,500)      (12,157)
                                                                           -------       -------      --------
                   Cash paid                                                    --         3,716       102,318

       Less cash acquired                                                       --           142         5,312
                                                                           -------       -------      --------

                   Net cash paid                                           $    --         3,574        97,006
                                                                           =======       =======      ========

Supplemental schedule of significant noncash
    investing and financing activities:
       Common stock issued in connection with acquisitions                     867         3,508        12,159
       Tax benefit from exercise of stock options                               --           386            --
       Common stock issued to restructure and settle liabilities                --            --           636
       Issuance of short-term debt to redeem
          Series F preferred stock                                              --            --         3,162
       Dividends paid through issuance of common stock                          --            --           493
       Warrants issued in connection with debt and acquisitions                 --            --         1,931
       Forgiveness of officer loans                                             --            --           352


See accompanying notes to consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)  Basis of Presentation

     COMFORCE Corporation (COMFORCE), is a leading provider of staffing, outsourcing and consulting solutions primarily to Fortune 500 companies in the information technology (IT), telecommunications, technical, professional and financial market sectors. COMFORCE Operating, Inc. (COI), a wholly-owned subsidiary of COMFORCE, was incorporated as a Delaware corporation in October 1997 for the purpose of facilitating certain of the Company's financing transactions in November 1997 (see note 9). Unless the context otherwise requires, the term "Company" refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

     Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 additional paid-in capital account to eliminate its accumulated deficit. The Company's Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable jewelry business.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of COMFORCE, COI
     and  their  subsidiaries.   All  significant   intercompany   accounts  and
     transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue for providing staffing services is recognized at the time such services are rendered.

     A portion of the Company's revenue is attributable to franchise operations. The Company includes such revenues and related direct costs in its net sales of services and cost of services, respectively. The net distribution to the franchisee is based on a percentage of gross profit generated and is included in operating expenses. The licensee share in operating expenses at December 31, 1999, 1998 and 1997 was approximately $5,374,000, $6,946,000 and $8,976,000, respectively.

     Funding and support services provide payroll funding services and back office support to independent consulting and staffing companies. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of these receivables; however, the amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to such firm. The Company receives a fee for providing such funding and other services, which is included in net sales of services in the accompanying consolidated statements of operations.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consists primarily of money market funds.

     Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the respective accounts, and the gain or loss, if any, is reflected in earnings.

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

     Intangible Assets

     The net assets of a purchased business are recorded at their fair value at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years (see note 6).

     The Company assesses the recoverability of this asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

     Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values of Financial Instruments

     Cash and cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these financial instruments.

     The Company's fixed rate debt obligations are traded very infrequently, and their fair market value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company's condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair value of the COI Notes and the PIK Debentures is $66.0 million and $10.9 million, respectively, at December 31,1999.

     Deferred Licensee Acquisition Costs

     In connection with the Uniforce acquisition (see note 3), the Company acquired executed contracts for affiliations with existing supplemental staffing service companies. Such contracts required the payment of affiliation fees which are being amortized on a straight-line method over the minimum terms of the affiliation agreements which range from five to ten years. Amortization of deferred licensee acquisition costs was not significant for 1999 and 1998.

     Deferred Financing Costs

     Deferred financing costs consist of costs associated with the issuance of the Company's long-term debt (see note 9). Such costs are being amortized on a straight-line basis over the life of each financing source, which ranges from 5 to 12 years.

     Income (Loss) Per Share

     Basic earnings (loss) per common share is computed by dividing net earnings (losses) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings
     (loss) per share is computed assuming the conversion of stock options, warrants and contingent shares with a market value greater than the exercise price.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Newly Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company does not expect the adoption of SFAS 133, as amended by SFAS 137, to have a significant effect on the Company's results of operations or its financial position.

(3)  Acquisitions

     During January 1998, COMFORCE Telecom, Inc., a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, Camelot) for total consideration of approximately $3.7 million in cash and 203,307 shares of the Company's common stock. In addition, the Company issued contingent payment certificates under which it could be required to pay up to $3.25 million in cash over a three-year period. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. Camelot is in the business of selling and installing telecommunications equipment and of providing staffing services.

     On November 26, 1997, the Company completed the acquisition of Uniforce Services, Inc. and subsidiaries (Uniforce). The Company purchased Uniforce for $93,600,000 in cash and 1,585,208 of its common shares with a value of approximately $12,200,000. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of 12% Senior Notes (see note 9).

     On February 28, 1997, the Company purchased all of the stock of RHO Company, Inc. (Rhotech) for $14,800,000 in cash, plus a contingent payout to be paid over three years based on future earnings of Rhotech, and payable in stock in an aggregate amount not to exceed $3,300,000. COMFORCE issued 386,249 shares in satisfaction of the contingent payment obligations. Rhotech provides specialists primarily in the technical services and information technology sectors.

     In the year ended December 31, 1996, the Company completed the acquisitions of the following businesses which have been accounted for under the purchase method of accounting: Williams Communication Services, Inc. (Williams), Project Staffing Support Team, Inc., RRA, Inc. and Datatech Technical Services, Inc. (collectively RRA), Force Five, Inc. (Force Five), Azatar Computer Systems, Inc. (Azatar), and Continental Field Services Corporation and its affiliate, and Progressive Telecom, Inc. (collectively, Continental). The aggregate purchase price of the acquisitions in the year ended December 31, 1996 was approximately $21,029,000, comprised of $15,834,000 in cash and approximately $5,195,000 in common stock of the Company. In addition, certain of the acquisitions contain contingent payout provisions based on the attainment of specified earnings.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     During 1999, contingent payments in connection with these acquisitions were approximately $2,689,000 in cash and 248,678 shares of the Company's common stock. At December 31, 1999, maximum future contingent payments in connection with all acquisitions approximate $3,100,000 in cash.

(4)  Restructuring Charges

     The Company recorded a $1.6 million restructuring charge in the fourth quarter of 1997 related to merger and integration charges resulting from the acquisition of Uniforce. All of the actions under these plans are completed and have resulted in lower costs than originally estimated. As a result of these developments, the Company recognized a restructuring credit of $163,000 in 1999 and $211,000 in 1998. As of December 31, 1999, there were no remaining restructuring liabilities.

(5)  Fixed Assets

     Fixed assets consist of (in thousands):

                                              Estimated
                                            useful lives
                                              in years       1999         1998
                                              --------     --------     -------
Computer and related software                    3-7       $ 13,243       9,193
Furniture, fixtures and vehicles                 3-7          1,921       1,633
Leasehold improvements                           3-7            578         346
                                                           --------     -------
                                                             15,742      11,172

Less accumulated depreciation and amortization               (4,252)     (1,916)
                                                           --------     -------

                                                           $ 11,490       9,256
                                                           ========     =======


     Depreciation  and  amortization  expense  was  $2,342,000,  $1,255,000  and
     $482,000  for  the  years  ended   December   31,  1999,   1998  and  1997,
     respectively.

(6)  Intangibles

     Intangibles as of December 31, 1999 and 1998 consisted of (in thousands):

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                           Estimated
                                         useful lives
                                           in years         1999          1998
                                           --------      ---------      -------
Goodwill                                     20-40       $ 147,491      143,245
Non-compete covenants                          5             1,190          737
Other                                          5               716        1,130
                                                         ---------      -------
                                                           149,397      145,112
Less accumulated amortization                              (10,387)      (6,265)
                                                         ---------      -------

                                                         $ 139,010      138,847
                                                         =========      =======

     Amortization expense was $4,482,000, $4,326,000 and $1,401,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

(7)  Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                          1999             1998
                                                        -------           ------

Payroll and payroll taxes                               $ 9,729            9,023
Vacation/pension plan                                     1,742            1,382
Income taxes payable                                      1,048               --
Commissions                                               1,424            1,401
Medical insurance                                         1,100              563
Interest                                                  1,867            1,733
Restructuring                                                --              635
Other                                                     4,078            3,331
                                                        -------           ------

                                                        $20,988           18,068
                                                        =======           ======


(8)  Income Taxes

     The provision (benefit) for income taxes as of December 31, 1999, 1998 and 1997 consists of (in thousands):

                                       1999             1998              1997
                                      ------           ------            ------
Current:
   Federal                            $1,338              621              (695)
   State                                 303              296               (78)
Deferred                                 528            1,747              (578)
                                      ------           ------            ------

                                      $2,169            2,664            (1,351)
                                      ======           ======            ======

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Total income tax expense differed from the statutory United States Federal income tax rate of 34% before income taxes as a result of the following items (in thousands):

                                                     1999      1998       1997
                                                    ------    ------     ------

Statutory Federal tax rate provision

    (benefit) at 34.0%                              $   45     1,181     (1,719)
State and local taxes, net of Federal benefit            5       133       (193)
Change in deferred tax rates and estimates used        157        --        116
Effect of non-deductible items                       1,820     1,350        232
Alternative minimum tax                                 --        --         46
Other, individually less than 5%                        --        --        167
Change in estimates used for prior years               142        --         --
                                                    ------    ------     ------
                                                    $2,169     2,664     (1,351)
                                                    ======    ======     ======

     The components of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 (in thousands) are as follows:

                                                             1999          1998
                                                            ------         -----
Deferred tax assets:
   Reserves and allowances                                  $  637         1,277
   Accrued severance                                            19           111
   Accrued liabilities and other                             3,110         1,823
                                                            ------         -----

         Total deferred tax assets                           3,766         3,211
                                                            ------         -----

Deferred tax liability:
   Intangibles                                                 896           677
   Excess depreciation                                       1,316           452
                                                            ------         -----

         Total deferred tax liabilities                      2,212         1,129
                                                            ------         -----

         Net deferred tax asset                             $1,554         2,082
                                                            ======         =====


     The net deferred income tax assets are reflected in the accompanying balance sheets as follows (in thousands):

                                                               1999        1998
                                                              ------       -----

Net deferred income tax assets - current                      $1,554       2,306
Net deferred income tax liability - noncurrent                    --         224
                                                              ------       -----

                                                              $1,554       2,082
                                                              ======       =====

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies implemented. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income change.

(9)  Debt

     Notes payable and long-term debt at December 31, 1999 and 1998 (in thousands) consisted of the following:

                                                             1999         1998
                                                           --------      -------

12% Senior Notes, due 2007 (a)                             $110,000      110,000
15% Senior Secured PIK Debentures,
    due 2009 (b)                                             26,766       23,162
Revolving line of credit, due November 26, 2002,
    with interest payable monthly at LIBOR plus
    2.0%.  At December 31, 1999 and 1998, the
    weighted average rate was 8.17% and
    7.53%, respectively (c)                                  45,580       45,417
                                                           --------      -------
                                                            182,346      178,579

Less current portion                                          4,000        4,000
                                                           --------      -------

              Total long-term debt                         $178,346      174,579
                                                           ========      =======


     (a) The 12% Senior Notes (the Notes) are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

          COI may redeem the Notes, in whole or in part, at any time on or after December 1, 2002 at a redemption price of 106% for the 12 months commencing December 1, 2002, declining annually to 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 1, 2000, COI may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds received from one or more equity offerings at a redemption price equal to 112% of

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


          the principal amount to be redeemed, together with accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Notes issued through the date of redemption remains outstanding immediately after each such redemption.

          Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

          Subject to certain qualifications and exceptions the indenture governing the Notes limits (i) the incurrence of additional indebtedness by COI and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of COI and the redemption of certain subordinated obligations of COI, (iii) investments, (iv) sales of assets and subsidiary stock, (v)
          transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of COI, and (vii) distributions from subsidiaries.

     (b) The 15% Senior Secured PIK Debentures (the Senior Debentures) constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the Senior Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The Senior Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries.

          The Senior Debentures bear interest at the rate of 15% per annum, subject to increases in certain circumstances, payable semi-annually, and mature on December 1, 2009. Through December 1, 2002, interest is payable in cash or in additional Senior Debentures paid in kind (PIK) on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. During 1999, the Company issued $3,604,000 of additional Senior Debentures in lieu of interest.

          Subject to certain requirements, the Company may at any time redeem any or all of the Senior Debentures at the price of 107.5%.

          Upon the occurrence of certain specified events deemed to result in a change of control, COMFORCE will be required to make an offer to repurchase the Senior Debentures at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

          Subject  to  certain  qualifications  and  exceptions,  the  indenture governing the Senior Debentures limits (i) the incurrence of additional indebtedness by the Company and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock,
          (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and
          (vii) distributions from subsidiaries.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     (c) The Company maintains a revolving credit facility (the Credit Facility) providing for borrowings of up to $75 million based on a specified percentage of the Company's eligible accounts receivable. The Company has pledged substantially all of its assets as collateral for the Credit Facility.

          Borrowings under the Credit Facility bear interest, at the Company's option, at a rate based on a margin over either prime rate or LIBOR. The terms of the agreement include a commitment fee based on unutilized amounts.

          The agreements evidencing the Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the Credit Facility is November 26, 2002.

          Required principal payments of long-term debt are as follows (in thousands):

                            2002           $ 45,580
                            Thereafter      132,766
                                           --------
                                           $178,346
                                           ========

(10) Income (Loss) Per Share

     The  following   represents  a   reconciliation   of  the   numerators  and
     denominators of the basic and diluted income (loss) per share computations (in thousands):

                                                 1999        1998        1997
                                               --------     -------     -------
Numerator:
    Net income (loss)                          $ (2,038)        805      (3,700)
    Preferred stock dividends                        --         (21)       (737)
                                               --------     -------     -------

Numerator for basic and diluted income
    (loss) per share - income (loss)
    available to common stockholders           $ (2,038)        784      (4,437)
                                               ========     =======     =======

Denominator:
    Denominator for basic income (loss)
       per share - weighted-average shares       16,315      15,971      13,493
                                               --------     -------     -------
    Effect of dilutive securities:
       Employee stock options                        --         280          --
       Warrants                                      --         397          --
                                               --------     -------     -------

                                                     --         677          --
                                               --------     -------     -------

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                                    1999         1998      1997
                                                  --------     --------   ------
Dilutive potential common shares:
    Denominator for diluted income (loss)
       per share - adjusted weighted-
       average shares and assumed
       conversions                                $ 16,315       16,648   13,493
                                                  ========     ========   ======

     Options and warrants to purchase 4,781,487, 2,043,370 and 4,826,818 shares of common stock were outstanding for the years ended 1999, 1998 and 1997, respectively, but were not included in the computation of diluted income
     (loss) per share because their effect would be anti-dilutive.

(11) Stock Options and Warrants

     Long-Term Stock Investment Plan

     Effective December 16, 1993, the Company's Board of Directors approved the Long-Term Stock Investment Plan (the 1993 Plan), which provided for the granting of options for the purchase of the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. In October 1996, the 1993 Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total of 4,000,000 shares.

     A summary of stock option transactions for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                      1999                               1998                                1997
                           -------------------------------     -------------------------------     -------------------------------
                             Shares        Exercise price        Shares        Exercise price        Shares        Exercise price
                           ----------      ---------------     ----------      ---------------     ----------      ---------------
Outstanding, beginning
   of year                  2,565,625      $1.125 to 18.50      2,135,775      $1.125 to 18.50      2,091,525      $1.125 to 22.75
Granted                       440,000         2.00 to 5.25        580,700        5.50 to 12.90        184,750        5.88 to 10.00
Exercised                        --                   --          (95,500)       1.125 to 6.00       (124,000)       1.125
Forfeited/expired            (243,800)      1.125 to 18.50        (55,350)       6.00 to 18.50        (16,500)       7.625 to 9.00
                           ----------      ---------------     ----------      ---------------     ----------      ---------------

Options outstanding,
   end of year              2,761,825      $1.125 to 18.50      2,565,625      $1.125 to 18.50      2,135,775      $1.125 to 18.50
                           ==========      ===============     ==========      ===============     ==========      ===============

Options exercisable,
   end of year              2,026,131                           1,964,475                           1,896,293
                           ==========                          ==========                          ==========

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                      1999                               1998                                1997
                           -------------------------------     -------------------------------     -------------------------------
                             Shares        Exercise price        Shares        Exercise price        Shares        Exercise price
                           ----------      ---------------     ----------      ---------------     ----------      ---------------
Options available for
   grant, end of year         855,659                           1,051,859                          1,577,209
                           ==========                          ==========                          ==========

Weighted-average fair
   value of options
   granted during
   the year                $     4.53                                9.35                               4.13
                           ==========                          ==========                          ==========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Weighted-
                                            average          Weighted-                      Weighted-
                                           remaining          average                        average
   Range of               Shares          contractual        exercise        Shares        exercisable
exercise prices         outstanding      life (years)          price       exercisable        price
---------------         -----------      ------------          -----       -----------        -----
$1 - $4                    289,500            6.14            $ 1.93          174,500        $ 1.56
$5 - $7                  1,991,500            6.74              6.52        1,607,500          6.76
$8 - $13                   436,010            8.35              9.48          210,520          9.33
$14 - $17                    7,815            6.85             15.05            5,861         15.05
$18 - $19                   37,000            6.54             18.39           27,750         18.39
                         ---------          ------            ------        ---------        ------
$1 - $19                 2,761,825            6.93              6.69        2,026,131          6.77


     The weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield; expected volatility of 46%; risk-free interest rate (ranging from 4.61% - 5.94%); and expected lives of approximately 3 years. Weighted-averages are used because of varying assumed exercise dates.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS Statement 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                             1999          1998          1997
                                             ----          ----          ----
                                        (in thousands, except per share amounts)
Net income (loss) attributable to
    common shareholders as reported      $  (2,038)         784        (4,437)
Pro forma income (loss)                     (2,445)         538        (5,053)
Basic earnings (loss) per share as
    reported                                  (.12)         .05          (.33)
Pro forma basic earnings (loss)
    per share                                 (.15)         .03          (.37)
Diluted earnings (loss) per share as
    reported                                  (.12)         .05          (.33)
Pro forma diluted earnings per share          (.15)         .03          (.37)

     Warrants

     At December 31, 1999 and 1998, the Company had outstanding warrants to purchase a total of 2,019,662 and 2,034,662 of common shares at prices ranging from $2.00 to $24.00 per share. These warrants expire at various dates through 2009.

(12) Litigation

     In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase common stock awarded to them in connection with the management of the Jewelry business under the terms of such management agreements and the Company's long-term stock investment plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In October 1998, Messrs. Giglio and Iodice filed motions for partial summary judgment, which motions were denied by the court in March 1999. The parties attended a non-binding mediation conference in February 2000 but were unable to resolve the dispute. Trial has been scheduled for November 2000.

     The Company is also a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(13) Savings Incentive and Profit Sharing Plan

     The Company participates in a savings incentive and profit sharing plan (the Plan). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No material contributions were made by the Company in 1999 and 1998.

     Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 1999 and 1998, the Company recorded approximately $1,492,000 and $1,649,000, respectively, of expense related to these benefits.

(14) Lease Commitments

     The Company leases certain office space and equipment. Rent expense for all operating leases in 1999, 1998 and 1997 approximated $2,952,000, $2,286,000 and $969,000, respectively.

     As of December 31, 1999, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

                             2000           $ 3,055
                             2001             2,377
                             2002             1,846
                             2003             1,622
                             2004             1,091
                             Thereafter       6,400
                                            -------
                                            $16,391
                                            =======

(15) Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

     The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     At December 31, 1999, the Company had three customers with accounts receivable balances that aggregated 17.0% of the Company's total accounts receivable. At December 31, 1998, one customer aggregated 5.4% of the Company's total accounts receivable. Percentages of total revenues from significant customers for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                            1999           1998           1997
                                           ------         ------         ------

Customer 1                                   *             10.1%          14.5%
Customer 2                                   *               *            11.6%

*Less than 10%


(16) Industry Segment Information

     COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     Revenues and profits in the Staff Augmentation segment are generated by providing temporary employees to client companies generally on a time-and-materials basis. Staff Augmentation services are offered through several sectors. Telecom provides telecommunications workers, primarily to telecommunications companies; Information Technologies provides programmers, systems consultants, software engineers and other IT workers to a broad range of companies which outsource portions of their IT requirements; and Staffing Services provides primarily technical workers, including engineers, scientists and laboratory workers, to a variety of corporations and laboratories.

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities: the Pro Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involves providing non-recruited payrolling services to those clients. The Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which COMFORCE provides payroll funding services and back office support to those clients.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as Corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

                                                                     (Continued)

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     The table below presents information on the revenues and operating contribution for each segment for the three years ended December 31, 1999, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income.

                                                   Year ended December 31,
                                               1999          1998        1997
                                            ---------     --------     --------
                                                       (in thousands)

Net sales of services:
    Financial Services                      $ 114,930       91,026        6,497
    Staff Augmentation                        321,291      367,996      210,024
                                            ---------     --------     --------

                                            $ 436,221      459,022      216,521
                                            =========     ========     ========

Operating contribution:
    Financial Services                      $  14,579       12,393          754
    Staff Augmentation                         28,989       32,374       14,319
                                            ---------     --------     --------

                                               43,568       44,767       15,073
                                            ---------     --------     --------

Consolidated expenses:
    Interest                                   21,732       21,455        4,244
    Bridge and financing charges                   --           --        7,672
    Restructuring charge                         (163)        (211)       1,600
    Depreciation and amortization               6,824        5,605        1,883
    Corporate general and administrative       15,044       14,449        4,725
                                            ---------     --------     --------

                                               43,437       41,298       20,124
                                            ---------     --------     --------

    Income (loss) before income taxes       $     131        3,469       (5,051)
                                            =========     ========     ========

Total assets:
    Financial Services                      $  42,812       39,967       36,113
    Staff Augmentation                         39,022       41,714       36,752
    Corporate                                 167,876      164,401      163,069
                                            ---------     --------     --------

                                            $ 249,710      246,082      235,934
                                            =========     ========     ========

                      COMFORCE CORPORATION AND SUBSIDIARIES

                  Schedule II Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

                                 (in thousands)


                                                          Balance at     Charged to      Charged                       Balance
                                                          beginning      costs and       to other                     at end of
                                                          of period       expenses       accounts       Deductions     period
                                                          ----------     ----------      --------     ------------    ----------
For the year ended December 31, 1999:
   Deducted from assets to which they apply:
       Allowance for doubtful accounts                       $790             78            --              --           868
                                                             ====            ===           ===             ===           ===

For the year ended December 31, 1998:
   Deducted from assets to which they apply:
       Allowance for doubtful accounts                       $807            (17)           --              --           790
                                                             ====            ===           ===             ===           ===

For the year ended December 31, 1997:
   Deducted from assets to which they apply:
       Allowance for doubtful accounts                       $213             79           515              --           807
                                                             ====            ===           ===             ===           ===

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.2 Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Limited Partnership, L.P. (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.3 Registration Rights Agreement dated as of August 13, 1997 by and among COMFORCE Corporation, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on October 24, 1997 and incorporated herein by reference).

3.1 Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 and incorporated herein by reference).

3.2 Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.3 Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

3.4 Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5 Certificate of Incorporation of COMFORCE Operating, Inc., as amended by Certificates of Amendment filed with the Delaware Secretary of State on November 24, 1997 (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Operating, Inc. filed with the Commission on December 24, 1997 and incorporated herein by reference).

3.6 Bylaws of COMFORCE Operating, Inc. (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Operating, Inc. filed with the Commission on December 24, 1997 and incorporated herein by reference).

4.1 Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2 Indenture dated as of November 26, 1997 with respect to 15% Senior Secured PIK Debentures due 2009 between COMFORCE Corporation, as issuer, and The Bank of New York, as trustee (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.1 Loan and Security Agreement dated as of November 26, 1997 among COMFORCE Corporation and specified subsidiaries thereof and Heller Financial, Inc., as lender and agent for other lenders (included as an exhibit to

          COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.2      Purchase  Agreement,  dated as of November  19,  1997,  by and between
          COMFORCE  Operating,  Inc. and NatWest  Capital  Markets  Limited,  as
          Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.3 Purchase Agreement, dated as of November 19, 1997, by and between dated as of November 26, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE
          Corporation filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.4 Warrant Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Warrant Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE
          Corporation filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.5 Pledge Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Collateral Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE
          Corporation filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.6 Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7* Amendment to Employment Agreement dated March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning.

10.8 Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

21.1*     List of Subsidiaries.

23.1*     Consent of KPMG LLP.

23.2*     Consent of PricewaterhouseCoopers, LLP

27.1*     Financial   Data  Schedule  of  COMFORCE   Corporation   and  COMFORCE
          Operating, Inc.

----------
* Filed herewith.