Form 10-Q
period 2000-03-31
COMFORCE OPERATING CO; COMFORCE CORP
filed 2000-05-15
CIK 1052013, 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                  Outstanding at May 9, 2000
               -----                                  --------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                                 16,430,726 shares
COMFORCE Operating, Inc.:
  Common stock, $.01 par value    100 shares (all owned by COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.

                                      INDEX

                                                                                    Page
                                                                                    Number
                                                                                    ------
PART I        FINANCIAL INFORMATION...................................................3

Item 1.       Financial Statements....................................................3

              Consolidated Balance Sheets at March 31, 2000
                  and December 31, 1999 (unaudited)...................................3

              Consolidated Statements of Operations for the three
                  months ended March 31, 2000 and 1999 (unaudited)....................4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)...........................5

              Notes to Unaudited Consolidated Financial Statements....................6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................... 9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk..............11

PART II       OTHER INFORMATION......................................................12

Item 1.       Legal Proceedings......................................................12

Item 2.       Changes in Securities and Use of Proceeds (not applicable).............12

Item 3.       Defaults Upon Senior Securities (not applicable).......................12

Item 4.       Submission of Matters to a Vote of Security Holders (not applicable)...12

Item 5.       Other Information (not applicable).....................................12

Item 6.       Exhibits and Reports on Form 8-K   ....................................12


SIGNATURES...........................................................................13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                                 March 31,         December 31,
                                                                                                   2000               1999
                                                                                                 ---------         ------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                                   $   4,083          $   7,818
     Accounts receivable, net                                                                       47,680             45,872
     Funding and service fees receivable, net                                                       36,352             35,962
     Prepaid expenses and other current assets                                                       3,267              2,786
     Deferred income taxes                                                                           1,500              1,554
                                                                                                 ---------          ---------
              Total current assets                                                                  92,882             93,992

Property and equipment, net                                                                         12,124             11,490
Intangible assets, net                                                                             140,110            139,010
Deferred financing costs                                                                             5,009              5,218
                                                                                                 ---------          ---------
              Total assets                                                                       $ 250,125          $ 249,710
                                                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Borrowings under revolving line of credit                                                   $   4,000          $   4,000
     Accounts payable                                                                                3,314              3,015
     Accrued expenses                                                                               25,198             20,988
                                                                                                 ---------          ---------
              Total current liabilities                                                             32,512             28,003

Long-term debt                                                                                     175,777            178,346
Other liabilities                                                                                      176                198
                                                                                                 ---------          ---------
              Total liabilities                                                                    208,465            206,547
                                                                                                 ---------          ---------

Commitments and contingencies                                                                           --                 --
Stockholders' equity:
     Common stock, $.01 par value; 100,000,000 shares authorized; 16,430,586 shares and 16,395,549  shares issued and  outstanding at March 31, 2000
     and December 31, 1999, respectively                                                               164                164
     Additional paid-in capital                                                                     48,367             48,328
     Accumulated deficit since January 1, 1996                                                      (6,871)            (5,329)
                                                                                                 ---------          ---------
              Total stockholders' equity                                                            41,660             43,163
                                                                                                 ---------          ---------
              Total liabilities and stockholders' equity                                         $ 250,125          $ 249,710
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

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            Three Months ended March 31,
                                                            ----------------------------
                                                              2000               1999
                                                              ----               ----
Revenue:
      Net sales of services                                $ 106,845          $ 107,075

Costs and expenses:
     Cost of services                                         85,795             87,396
     Selling, general and administrative                      15,242             14,066
     Depreciation and amortization                             1,809              1,660
                                                           ---------          ---------

Total costs and expenses                                     102,846            103,122
                                                           ---------          ---------

Operating income                                               3,999              3,953
                                                           ---------          ---------

Other income (expense):
      Interest expense                                        (5,594)            (5,293)
      Other income, net                                           53                  2
                                                           ---------          ---------
                                                              (5,541)            (5,291)
                                                           ---------          ---------

Loss before income taxes                                      (1,542)            (1,338)
Recovery of income tax                                            --               (148)
                                                           ---------          ---------
     Net  loss                                             $  (1,542)         $  (1,190)
                                                           =========          =========

Basic and diluted loss per common share                    $   (0.09)         $   (0.07)
                                                           =========          =========
Basic and diluted weighted average shares                     16,426             16,173
                                                           =========          =========


    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Three Months ended March 31,
                                                                     ----------------------------
                                                                         2000           1999
                                                                         ----           ----
Net cash flows provided by operating activities                        $  2,427        $   (636)
                                                                       --------        --------
Cash flows from investing activities:
  Acquisition,  net of cash acquired                                       (781)             --

  Purchases of property and equipment                                    (1,271)         (1,415)
  Payments of contingent consideration                                   (1,501)           (571)
                                                                       --------        --------
           Net cash flows used in investing activities                   (3,553)         (1,986)
                                                                       --------        --------

Cash flows from financing activities:
   Borrowings under long-term line of credit agreement                   28,831           6,406
   Repayment under long-term line of credit agreement                   (31,400)         (6,086)
   Reduction of capital lease obligation                                    (79)            (36)
   Proceeds from exercise of stock options                                   39              --
                                                                       --------        --------
           Net cash flows provided by (used in) financing
              activities                                                 (2,609)            284
                                                                       --------        --------
  Decrease in cash and cash equivalents                                  (3,735)         (2,338)
  Cash and cash equivalents, beginning of period                          7,818           4,599
                                                                       --------        --------
           Cash and cash equivalents, end of period                    $  4,083        $  2,261
                                                                       ========        ========

Supplemental cash flow information:
Cash paid during the period for:
 Interest paid                                                         $    831        $  1,189
 Income taxes paid                                                          976             513

  Noncash investing and financing activities:
     Common stock issued in connection with acquisitions                     --             264



    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the entire year.

2.   ACQUISITION

     On February 7, 2000, the Company purchased, through its Uniforce Staffing Services, Inc. subsidiary, all of the issued and outstanding stock of Gerri G., Inc. for total consideration of $800,000 in cash. In addition, the Company agreed to contingent payments under which it would pay a minimum of $200,000 and a maximum of $600,000 in cash over a two-year period, provided certain contingencies are satisfied. Gerri G. is in the business of providing staffing, permanent placement and training services. This transaction is not material to the Company.


3.   DEBT

     Long-term debt at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                                March 31,     December 31,
                                                                                  2000           1999
                                                                                ---------     ------------

12% Senior Notes, due 2007                                                      $110,000          $110,000

15% Senior Secured PIK Debentures, due 2009                                       26,766            26,766

Revolving line of credit, due November 26, 2002, monthly at LIBOR plus up to
2.0%.  At March 31, 2000, the rate was 8.4%                                       43,011            45,580
                                                                                --------          --------
                                                                                 179,777           182,346

     Less, current portion                                                         4,000             4,000
                                                                                --------          --------
              Total long-term debt                                              $175,777          $178,346
                                                                                ========          ========


4.   EQUITY

     During the first three months of 2000, options to exercise 35,000 shares of common stock at a price of $1.13 per share were exercised.

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

     Outstanding options and warrants to purchase shares of common stock, representing approximately 4,600,000 shares of common stock on March 31, 2000, were not included in the computations of diluted loss per share because their effect would be anti-dilutive.

6.   STOCK OPTIONS:

     Effective as of April 4, 2000, the Company granted options to purchase in the aggregate 562,000 shares of the Company's common stock at an exercise price of $2.00 per share. Substantially all of the options were granted to 23 officers and employees of the Company. These options, which were granted under the Company's Long-Term Stock Investment Plan, will vest in equal increments on each of the next two anniversaries of the date of grant.

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

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities. The PrO Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involves providing non-recruited payrolling services to those clients. The Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which the Company provides payroll funding services and back office support to those clients.

     The accounting  policies of the segments are the same as those described in
Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three months ended March 31, 2000 and 1999, and items which reconcile segment operating contribution to the Company's reported pre-tax loss (in thousands).

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                           2000                 1999
                                                        ---------            ---------
             Net sales of services:

                  Financial Services                    $  32,741            $  24,185

                  Staff Augmentation                       74,104               82,890
                                                        ---------            ---------
                                                        $ 106,845            $ 107,075
                                                        ---------            ---------

             Operating contribution:

                  Financial Services                    $   3,369            $   2,784

                  Staff Augmentation                        6,713                6,984
                                                        ---------            ---------
                                                           10,082                9,768
                                                        ---------            ---------

             Consolidated expenses:

                  Interest                                  5,594                5,293

                  Depreciation and amortization             1,809                1,660

                  Corporate general and                     4,221                4,153
                     administrative                     ---------            ---------
                                                           11,624               11,106
                                                        ---------            ---------


             Loss before income taxes                   $  (1,542)           $  (1,338)
                                                        =========            =========





                                                       At March 31,         At December 31,
                                                           2000                  1999
                                                       ------------         ---------------
             Total Assets:
                   Financial Services                   $  49,838            $  42,812

                   Staff Augmentation                      34,193               39,022

                   Corporate                              166,094              167,876
                                                        ---------            ---------
                                                        $ 250,125            $ 249,710
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

     The Company operates in two business segments -- Staff Augmentation and Financial Services. The Staff Augmentation segment provides Information Technologies (IT), Telecom and Staffing services. The Financial Services segment provides outsourcing and consulting services. For a detailed discussion of the Company's business, see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In February 2000, the Company completed the acquisition of Gerri G. Inc., a Staten Island based provider of staffing, permanent placement and training services. In 1999, Gerri G. generated sales of approximately $4.8 million.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales of services for the three months ended March 31, 2000 were $106.8 million, a decline of 0.2% from net sales of services for the three months ended March 31, 1999 of $107.1 million. The decrease in 2000 net sales of services is principally attributable to a decrease in sales to Staffing and Information Technologies customers, offset largely by higher sales to the Company's Financial Services customers, substantially in PrO Unlimited, and the contribution of sales by Gerri G. since the date of acquisition as discussed above.

     Cost of services for the three months ended March 31, 2000 was 80.3% of net sales of services compared to cost of services of 81.6% for the three months ended March 31, 1999. The cost of services decrease as a percentage of net sales for the first quarter of 2000 is a result of the strategies undertaken by management to increase margins throughout the Company, as well as increases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services was 14.3% for the three months ended March 31, 2000, compared to
13.1%  for the three  months  ended  March  31,  1999.  This  increase  resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand PrO Unlimited's infrastructure.

     Operating income for the three months ended March 31, 2000 was $4.0 million, unchanged from the three months ended March 31, 1999. This resulted from an increase in gross margin, offset by higher selling, general and administrative expenses discussed above and an increase in depreciation and amortization.

     The Company's interest expense for the first quarter of each of 2000 and 1999 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The Company provides for income taxes based upon the estimated effective tax rate for the full year, considering the non-deductibility of certain items. No tax recovery has been provided for the quarter ended March 31, 2000 since its realization in future periods is not yet determinable.

Financial Condition, Liquidity and Capital Resources

     The Company pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup. These bills are typically paid within 45 days. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future.

     As of March 31, 2000, the Company had outstanding $26.8 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $43.0 million outstanding under the Credit Facility bearing interest at an average rate of 8.4% per annum. The debt service costs associated with the borrowings under the COI Notes and the Credit Facility have significantly reduced the Company's liquidity. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs.

     As of March 31,  2000,  approximately  $140.1  million,  or  56.0%,  of the
Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.5 million.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' having met certain contractual requirements. During the three months ended March 31, 2000, contingent payments in connection with these acquisitions were approximately $1.5 million in cash. The maximum amount of the remaining potential earn-out payments is approximately $2.1 million in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the three months ended March 31, 2000, the Company's primary sources of funds to meet working capital needs were from operating activities and borrowings under the Credit Facility. Cash and cash equivalents decreased $3.7 million during the three months ended March 31, 2000. Cash flows provided by operating activities of $2.4 million were exceeded by cash flows used in financing activities of $2.6 and cash flows used in investing activities of $3.6 million.

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

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its diminished ability to obtain additional financing for working capital, capital expenditures, debt service requirements or for other purposes; and if the Company is unable to sustain the cash flow necessary to support the significant amortization charges related to goodwill for its acquired businesses, it could be required to write-off the impaired assets, which could have a material adverse impact on its financial condition and results of operations. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on July 2, 1999 (Registration No. 333-82201). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no material change in the disclosure regarding market risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27. Financial Data Schedule of COMFORCE Corporation and COMFORCE Operating, Inc.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation


By:   /s/ Robert H.B. Baldwin, Jr.
     -----------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: May 11, 2000


COMFORCE Operating, Inc.

By:   /s/ Robert H.B. Baldwin, Jr.
     ------------------------------
     Robert H.B. Baldwin, Jr.,
     Senior Vice President and Chief Financial Officer

Date: May 11, 2000