Form 10-Q
period 2000-06-30
COMFORCE OPERATING CO; COMFORCE CORP
filed 2000-08-14
CIK 1052013, 6814

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____  to _____

                             Commission file number
                         COMFORCE Corporation:  1-6081
                      COMFORCE Operating, Inc.: 333-43341

                           COMFORCE Corporation and
                           COMFORCE Operating, Inc.
            (Exact name of registrant as specified in its charter)

                                     COMFORCE Corporation:           36-23262248
Delaware                             COMFORCE Operating, Inc.:       11-3407855
---------------------------------    ------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

      415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York  11797
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300
                                                   ---------------------------
                                Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X           No ___
                                      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 9, 2000
-------------------------------               -----------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                        16,430,813 shares
COMFORCE Operating, Inc.:
  Common stock, $.01 par value    100 shares (all owned by COMFORCE Corporation)

                           COMFORCE Corporation and
                           COMFORCE Operating, Inc.



                                     INDEX

                                                                             Page
                                                                            Number
                                                                            ------
PART I    FINANCIAL INFORMATION............................................    3

Item 1.   Financial Statements.............................................    3

          Consolidated Balance Sheets at June 30, 2000 (unaudited)
           and December 31, 1999...........................................    3

          Consolidated Statements of Operations for the three and six
           months ended June 30, 2000 and 1999 (unaudited).................    4

          Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and 1999 (unaudited)........................    5

          Notes to Unaudited Consolidated Financial Statements.............    6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................   10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk........   13

PART II   OTHER INFORMATION................................................   14

Item 1.   Legal Proceedings................................................   14

Item 2.   Changes in Securities and Use of Proceeds (not applicable).......   14

Item 3.   Defaults Upon Senior Securities (not applicable).................   14

Item 4.   Submission of Matters to a Vote of Security Holders..............   14

Item 5.   Other Information (not applicable)...............................   15

Item 6.   Exhibits and Reports on Form 8-K.................................   15

SIGNATURES.................................................................   16


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     COMFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)


                                                                                    June 30, 2000          December 31, 1999
                                                                                      (unaudited)
                                                                                    --------------         -----------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                               $  5,330                  $  7,818
  Accounts receivable, net                                                                  52,237                    45,872
  Funding and service fees receivable, net                                                  42,818                    35,962
  Prepaid expenses and other current assets                                                  3,237                     2,786
  Deferred income taxes, net                                                                 1,500                     1,554
                                                                                    --------------         -----------------

       Total current assets                                                                105,122                    93,992

Property and equipment, net                                                                 12,001                    11,490
Intangible assets, net                                                                     139,368                   139,010
Deferred financing costs, net                                                                4,800                     5,218
                                                                                    --------------         -----------------
       Total assets                                                                    $   261,291               $   249,710
                                                                                   ===============         =================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit                                            $        --               $     4,000
  Accounts payable                                                                           2,370                     3,015
  Accrued expenses                                                                          21,822                    20,988
                                                                                    --------------         -----------------

       Total current liabilities                                                            24,192                    28,003

Long-term debt                                                                             195,274                   178,346
Other liabilities                                                                               78                       198
                                                                                    --------------         -----------------
       Total liabilities                                                                   219,544                   206,547
                                                                                    --------------         -----------------


Commitments and contingencies                                                                    -                         -
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares authorized; 16,430,799 shares and 16,395,549 shares issued and outstanding at June 30, 2000 and December
   31, 1999, respectively                                                                      164                       164


  Additional paid-in capital                                                                48,393                    48,328
  Accumulated deficit since January 1, 1996                                                 (6,810)                   (5,329)
                                                                                    --------------         -----------------
       Total stockholders' equity                                                           41,747                    43,163
                                                                                    --------------         -----------------
       Total liabilities and stockholders' equity                                         $261,291                  $249,710
                                                                                    ==============         =================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)



                                                        Three Months Ended                            Six Months Ended
                                                        ------------------                            ----------------
                                                             June 30,                                     June 30,
                                                        2000                     1999              2000                   1999
                                                        ----                     ----              ----                   ----
Revenue:
   Net sales of services                              $117,718                 $111,119          $224,563               $218,194
                                                      --------                 --------          --------               --------
Costs and expenses:
   Cost of services                                     93,294                   89,529           179,089                176,925
   Selling, general and administrative                  16,084                   14,296            31,326                 28,362
   Depreciation and amortization                         1,827                    1,745             3,636                  3,405
                                                      --------                 --------          --------               --------
       Total costs and expenses                        111,205                  105,570           214,051                208,692
                                                      --------                 --------          --------               --------
Operating income                                         6,513                    5,549            10,512                  9,502
                                                      --------                 --------          --------               --------
Other income (expense):
   Interest expense                                     (5,889)                  (5,464)          (11,483)               (10,757)
   Other income, net                                       (19)                      10                34                     12
                                                      --------                 --------          --------               --------
                                                        (5,908)                  (5,454)          (11,449)               (10,745)
                                                      --------                 --------          --------               --------
Income (loss) before income taxes                          605                       95              (937)                (1,243)
Income tax provision                                       544                      439               544                    291
                                                      --------                 --------          --------               --------
       Net income (loss)                              $     61                 $   (344)         $ (1,481)              $ (1,534)
                                                      =========                ========          ========               ========
Basic income (loss) per common share                  $     --                   $(0.02)           $(0.09)                $(0.09)
                                                      =========                ========          ========               ========
Diluted income (loss) per common share                $     --                   $(0.02)           $(0.09)                $(0.09)
                                                      =========                ========          ========               ========
Basic weighted average shares                           16,431                   16,291            16,428                 16,232
                                                      =========                ========          ========               ========
Diluted weighted average shares                         16,464                   16,291            16,428                 16,232
                                                      =========                ========          ========               ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                                                Six Months ended June 30
                                                                                                ------------------------
                                                                                      2000                                  1999
                                                                                      ----                                  ----
Net cash flows used in operating activities                                         $ (8,838)                             $ (1,011)
                                                                                 -----------                             ---------
Cash flows from investing activities:
  Acquisition, net of cash acquired                                                     (781)                                    -
  Purchases of property and equipment                                                 (1,861)                               (2,724)
  Payments of contingent consideration                                                (1,873)                               (2,013)
                                                                                 -----------                             ---------
           Net cash flows used in investing activities                                (4,515)                               (4,737)
                                                                                 -----------                             ---------

Cash flows from financing activities:
   Net borrowings under long-term line of credit
    agreement                                                                         10,920                                 8,427

   Reduction of capital lease obligation                                                 (95)                                 (115)
   Proceeds from exercise of stock options                                                40                                     -
                                                                                 -----------                             ---------

          Net cash flows provided by financing
              Activities                                                              10,865                                 8,312
                                                                                 -----------                             ---------

  (Decrease) increase in cash and cash equivalents                                    (2,488)                                2,564
  Cash and cash equivalents, beginning of period                                       7,818                                 4,599
                                                                                 -----------                             ---------
           Cash and cash equivalents, end of period                                 $  5,330                              $  7,163
                                                                                 ===========                             =========


Supplemental cash flow information:
Cash paid during the period for:
   Interest paid                                                                    $  8,592                              $  8,501
   Income taxes paid                                                                   1,288                                   462

Non-cash investing and financing activities:
   Common stock issued in connection with acquisitions                                    --                                   867
  Issuance of senior secured PIK Debentures in lieu of
   interest payments                                                                   2,008                                 1,732


    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the entire year.

2.  ACQUISITION

     On February 7, 2000, the Company purchased, through its Uniforce Staffing Services, Inc. subsidiary, all of the issued and outstanding stock of Gerri G., Inc. for total consideration of $800,000 in cash. In addition, the Company agreed to contingent payments under which it would pay a minimum of $200,000 and a maximum of $600,000 in cash over a two-year period, provided certain contingencies are satisfied. Gerri G. is in the business of providing staffing, permanent placement and training services. This transaction is not material to the Company. Pro forma results have not been provided as their effect is not material to the financial statements of the Company.

3.  DEBT

     Long-term debt at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):



                                                                                   June 30,               December 31,
                                                                                     2000                    1999
                                                                                  ----------              ------------
12% Senior Notes, due 2007                                                          $110,000                  $110,000

15% Senior Secured PIK Debentures, due 2009                                           28,774                    26,766

Revolving line of credit, due November 26, 2002, monthly at LIBOR plus up
 to 2.0%.  At June 30, 2000, the average rate was 8.7%.                               56,500                    45,580
                                                                                  ----------              ------------

                                                                                     195,274                   182,346
  Less, current portion                                                                   --                     4,000
                                                                                  ----------              ------------
       Total long-term debt                                                         $195,274                  $178,346
                                                                                  ==========              ============

     The debt service costs associated with the 15% Senior Secured PIK Debentures due 2009 ("PIK Debentures") may be satisfied through the issuance of new notes. For the six months ended June 30, 2000, the Company issued $2,008,000 of additional PIK Debentures in lieu of interest.

4.  EQUITY

     During the first six months of 2000, options were exercised to purchase 35,000 shares of common stock at an exercise price of $1.13 per share.

5.  EARNINGS PER SHARE

     Basic income (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30                             June 30
                                                       -------------------------------------------------------------
                                                            2000             1999             2000             1999
                                                       -------------------------------------------------------------
Numerator:
  Net income (loss)                                      $    61          $  (344)         $(1,481)         $(1,534)
                                                       =============================================================

Denominator:
  Weighted-average shares                                 16,431           16,291           16,428           16,232

Effect of dilutive securities:
  Employee stock options                                      --               --               --               --
  Contingent stock - acquisitions                             --               --               --               --
  Warrants                                                    33               --               --               --
                                                       -------------------------------------------------------------


Denominator for diluted income (loss) per
 share - adjusted weighted average shares
 and assumed conversions                                  16,464           16,291           16,428           16,232
                                                       =============================================================



     Outstanding options and warrants to purchase shares of common stock, representing approximately 5,200,000 shares of common stock on June 30, 2000, were not included in the computations of diluted loss per share for the six months ended June 30, 2000 because their effect would be anti-dilutive.

6.  STOCK OPTIONS:

     At the Company's annual meeting of stockholders held on June 13, 2000, the Company's stockholders approved an amendment to the Company's Long-Term Stock Investment Plan increasing the number of shares of common stock which may be issued under the plan from 4,000,000 to 5,000,000.

     During the first six months of 2000, the Company granted options to purchase in aggregate of 652,000 shares of the Company's common stock at an exercise price of $2.00 per share, which was equal to or greater than the fair market value on the date of grant. Substantially all of the options were granted to 23 officers and employees of the Company. These options, which were granted under the Company's Long-Term Stock Investment Plan, will vest in equal increments on each of the next two anniversaries of the date of grant.

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

     The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 30, 2000 and 1999, and items that reconcile segment operating contribution to the Company's reported pre-tax income (loss) (in thousands).



                                                   Three Months Ended                     Six Months Ended
                                                   ------------------                     ----------------
                                                         June 30,                             June 30,
                                                         -------                               -------
                                                2000                1999              2000                  1999
                                                ----                ----              ----                  ----
Net sales of services:
  Financial Services                          $ 35,035            $ 27,896           $ 67,776             $ 52,081
  Staff Augmentation                            82,683              83,223            156,787              166,113
                                              --------            --------           --------            ---------
                                              $117,718            $111,119           $224,563             $218,194
Operating contribution:
  Financial Services                          $  3,836            $  3,568           $  7,205             $  6,352
  Staff Augmentation                             8,731               7,608             15,444               14,592
                                              --------            --------           --------            ---------
                                                12,567              11,176             22,649               20,944
                                              --------            --------           --------            ---------
Consolidated expenses:
  Interest                                       5,889               5,464             11,483               10,757
  Depreciation and amortization                  1,827               1,745              3,636                3,405
  Corporate general and
     administrative                              4,246               3,872              8,467                8,025
                                              --------            --------           --------            ---------
                                                11,962              11,081             23,586               22,187
                                              --------            --------           --------            ---------

Income (loss) before income taxes             $    605            $     95           $   (937)            $ (1,243)
                                              ========            ========           ========             ========


                                    At June 30, 2000              At December 31, 1999
                                    -----------------             --------------------
Total Assets:
  Financial Services                        $ 56,748                          $ 42,812
  Staff Augmentation                          38,307                            39,022
  Corporate                                  166,236                           167,876
                                    ----------------              --------------------
                                            $261,291                          $249,710
                                    ================              ====================


8.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components with the same prominence as other items in annual consolidated financial statements. The Company has no elements of comprehensive income other than net income (loss); therefore, comprehensive income (loss) equals reported net income (loss).

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net sales of services for the three months ended June 30, 2000 were $117.7 million, an increase of 5.9% from net sales of services for the three months ended June 30, 1999 of $111.1 million. The increase in 2000 net sales of services is principally attributable to higher sales to the Company's Financial Services customers, substantially in PrO Unlimited, and to Telecom customers, and the contribution of sales by Gerri G. since its acquisition in February 2000, partially offset by a decrease in sales to Staff Augmentation customers in the technical and information technologies sectors.

     Cost of services for the three months ended June 30, 2000 was 79.3% of net sales of services as compared to cost of services of 80.6% for the three months ended June 30, 1999. The cost of services decrease as a percentage of net sales for the second quarter of 2000 is a result of the continued strategies undertaken by management to increase margins throughout the Company, as well as increases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 13.7% for the three months ended June 30, 2000, compared to 12.9% for the three months ended June 30, 1999. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand PrO Unlimited's infrastructure.

     Operating income for the three months ended June 30, 2000 was $6.5 million as compared to operating income of $5.5 million for the three months ended June 30, 1999. This 17.4% increase in operating income for the second quarter of 2000 resulted from an increase in gross margin, partially offset by higher selling, general and administrative expenses discussed above and an increase in depreciation and amortization.

     The Company's interest expense for the second quarter of 2000 and 1999 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the three months ended June 30, 2000 was $544,000 on income before taxes of $605,000, compared to an income tax provision of $439,000 on income before taxes of $95,000 for the three months ended June 30, 1999. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net sales of services for the six months ended June 30, 2000 were $224.6 million, an increase of 2.9% from net sales of services for the six months ended June 30, 1999 of $218.2 million. The increase in 2000 net sales of services is principally attributable to higher sales to the Company's Financial Services customers, substantially in PrO Unlimited, and to Telecom customers, and the contribution of sales by Gerri G. since its acquisition in February 2000, partially offset by a decrease in sales to Staff Augmentation customers in the technical and information technologies sectors.

     Cost of services for the six months ended June 30, 2000 was 79.8% of net sales of services as compared to cost of services of 81.1% for the six months ended June 30, 1999. The cost of services decrease as a percentage of net sales for the first six months of 2000 is a result of the continued strategies undertaken by management to increase margins throughout the Company, as well as increases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 13.9% for the six months ended June 30, 2000, compared to 13.0% for the six months ended June 30, 1999. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand PrO Unlimited's infrastructure.

     Operating income for the six months ended June 30, 2000 was $10.5 million as compared to operating income of $9.5 million for the six months ended June 30, 1999. This 10.6% increase in operating income for the first six months of 2000 resulted from an increase in gross margin, offset by higher selling, general and administrative expenses discussed above and an increase in depreciation and amortization.

     The Company's interest expense for the first six months of 2000 and 1999 is attributable to the interest on the Credit Facility, the COI Notes and the PIK Debentures, which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the six months ended June 30, 2000 was $544,000 on a loss before taxes of $937,000, compared to an income tax provision of $291,000 on a loss before taxes of $1.2 million for the six months ended June 30, 1999. The company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

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

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the Company's Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements based on its current operational needs.

     As of June 30, 2000, the Company had outstanding $28.8 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $56.5 million outstanding under the Credit Facility bearing interest at an average rate of 8.7% per annum. The debt service costs associated with the borrowings under the COI Notes and the Credit Facility have significantly reduced the Company's liquidity. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs. In July 2000, the Company repurchased $2.0 million principal amount of COI Notes for a purchase price of $920,000. The Company may seek to take advantage of future opportunities to repurchase COI Notes and PIK Debentures, through public market purchases or privately negotiated transactions, subject to certain limitations provided for under the Credit Facility.

     As of June 30, 2000, approximately $139.4 million, or 53.3%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual non-cash charge of approximately $4.5 million.


     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies having met certain contractual requirements. During the six months ended June 30, 2000, contingent payments in connection with these acquisitions were approximately $1.9 million in cash. The maximum amount of the remaining potential earn-out payments is approximately $2.1 million in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the six months ended June 30, 2000, the Company's primary sources of funds to meet working capital needs were from borrowings under the Credit Facility. Cash and cash equivalents decreased $2.5 million during the six months ended June 30, 2000. Cash flows provided by financing activities of $10.9 million were exceeded by cash flows used in operating activities of $8.8 million and cash flows used in investing activities of $4.5 million. The increase in cash flows used in operations over the same period in the prior year is primarily attributable to the need to fund growth in accounts receivable.

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

Other Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company).
The Company does not expect the adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, to have a significant effect on the Company's results of operations or its financial position.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 13, 2000, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted on (1) the election of directors, with each to serve for a term of one year, (2) an amendment to the Company's Long-Term Stock Investment Plan to increase the maximum number of shares which may be issued under this plan from 4,000,000 to 5,000,000 and (3) the ratification of the appointment of KPMG as the Company's auditors for the year ending December 31, 2000.

     The following individuals were elected to the Board of Directors upon the vote shown:


    Nominee                         For                 Withheld

John C. Fanning                  14,717,424              733,004
Harry Maccarrone                 14,717,428              733,000
Kenneth J. Daley                 14,717,287              733,141
Keith Goldberg                   14,717,279              733,149
Daniel Raynor                    14,717,287              733,141
Gordon Robinett                  14,717,430              732,998


  The proposed amendment to the Company's Long-Term Stock Investment Plan was approved and adopted upon the following vote:


                                      Absentions and
      For            Against         Broker non-Votes

   7,772,275        2,448,613           5,229,540

     The appointment of KPMG LLP was ratified and approved upon the following vote:


                                      Absentions and
      For            Against         Broker non-Votes

  15,420,927         19,591              9,910


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


COMFORCE Corporation


By:   /s/ Harry Maccarrone
     --------------------------------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer

Date: August 14, 2000


COMFORCE Operating, Inc.

By:   /s/ Harry Maccarrone
     --------------------------------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer

Date: August 14, 2000