Form 10-Q
period 2001-04-01
COMFORCE OPERATING CO
filed 2001-05-14
CIK 1052013

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2001
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____  to _____

                        Commission file number: 1-6081

                             COMFORCE Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                             36-2262248
            ------------                   ------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

      415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York  11797
--------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300
                                                          --------------

                                Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X           No
                                      --             --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at May 10, 2001
--------------------------------           ---------------------------
   Common stock, $.01 par value                  16,659,099 shares

                             COMFORCE Corporation


                                     INDEX

                                                                                   Page
                                                                                   Number
                                                                                   ------
PART I     FINANCIAL INFORMATION.................................................     3

Item 1.    Financial Statements..................................................     3

           Consolidated Balance Sheets at April 1, 2001 (unaudited)
               and December 31, 2000.............................................     3

           Consolidated Statements of Operations for the three
               months ended April 1, 2001 and March 31, 2000 (unaudited).........     4

           Consolidated Statements of Cash Flows for the three
               months ended April 1, 2001 and March 31, 2000 (unaudited).........     5

           Notes to Unaudited Consolidated Financial Statements..................     6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................     9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.............    13

PART II    OTHER INFORMATION.....................................................    13

Item 1.    Legal Proceedings.....................................................    13

Item 2.    Changes in Securities and Use of Proceeds.............................    13

Item 3.    Defaults Upon Senior Securities (not applicable)......................    13

Item 4.    Submission of Matters to a Vote of Security Holders (not applicable)..    13

Item 5.    Other Information (not applicable)....................................    13

Item 6.    Exhibits and Reports on Form 8-K......................................    14

SIGNATURES.......................................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     COMFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                                                          April 1,             December 31,
                                                                                            2001                    2000
                                                                                        ----------              ----------
ASSETS:                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                               $  4,965                 $  4,940
  Accounts receivable, net                                                                  66,443                   69,675
  Funding and service fees receivable, net                                                  46,788                   49,392
  Prepaid expenses and other current assets                                                  2,951                    3,467
  Deferred income taxes                                                                      1,076                    1,076
                                                                                        ----------               ----------
       Total current assets                                                                122,223                  128,550

Deferred income taxes, net                                                                     404                      404
Property and equipment, net                                                                 12,412                   12,050
Intangible assets, net                                                                     137,246                  137,655
Deferred financing costs, net                                                                4,037                    4,755
                                                                                        ----------               ----------
       Total assets                                                                       $276,322                 $283,414
                                                                                        ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                        $  2,525                 $  5,373
  Accrued expenses                                                                          42,921                   34,235
                                                                                        ----------               ----------
       Total current liabilities                                                            45,446                   39,608

Long-term debt                                                                             179,964                  197,421
Other liabilities                                                                               87                       11
                                                                                        ----------               ----------
       Total liabilities                                                                  $225,497                 $237,040
                                                                                        ----------               ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,062 shares and 16,659,027 shares issued and outstanding at April 1, 2001 and December
   31, 2000, respectively                                                                      167                      167
  Additional paid-in capital                                                                49,581                   49,149
  Accumulated earnings (deficit) since January 1, 1996                                       1,077                   (2,942)
                                                                                        ----------               ----------
       Total stockholders' equity                                                           50,825                   46,374
                                                                                        ----------               ----------
       Total liabilities and stockholders' equity                                         $276,322                 $283,414
                                                                                        ==========               ==========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                       Three Months ended
                                                                               April 1, 2001           March 31, 2000
                                                                               -------------           --------------
Revenue:
   Net sales of services                                                             $123,352                $106,845

Costs and expenses:
  Cost of services                                                                     96,880                  85,795
  Selling, general and administrative                                                  17,759                  15,242
  Depreciation and amortization                                                         1,918                   1,809
                                                                                -------------         ---------------
            Total costs and expenses                                                  116,557                 102,846
                                                                                -------------         ---------------
Operating income                                                                        6,795                   3,999
                                                                                -------------         ---------------
Other income (expense):
   Interest expense                                                                    (5,693)                 (5,594)
   Other income, net                                                                        2                      53
                                                                                -------------         ---------------
                                                                                       (5,691)                 (5,541)
                                                                                -------------         ---------------

Income (loss) before income tax and extraordinary gain                                  1,104                  (1,542)
Provision for income taxes                                                                942                     ---
                                                                                -------------         ---------------

     Income (loss) before extraordinary gain                                              162                  (1,542)

Gain on early debt extinguishment, net of taxes of $2,679                               3,857                     ---
                                                                                -------------         ---------------

     Net Income (loss)                                                               $  4,019                $ (1,542)
                                                                                -------------         ---------------
Basic income (loss) per common share:
  Income (loss) before extraordinary gain                                            $   0.01                $  (0.09)
  Extraordinary gain                                                                     0.23                     ---
                                                                                -------------         ---------------
  Net Income (loss)                                                                  $   0.24                $  (0.09)
                                                                                =============         ===============
Diluted income (loss) per common share:
  Income (loss) before extraordinary gain                                            $   0.01                $  (0.09)
  Extraordinary gain                                                                     0.23                     ---
                                                                                -------------         ---------------
  Net Income (loss)                                                                  $   0.24                $  (0.09)
                                                                                =============         ===============

Weighted average common shares outstanding, basic                                      16,659                  16,426
                                                                                =============         ===============
Weighted average common shares outstanding, diluted                                    16,870                  16,426
                                                                                =============         ===============

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 Three Months ended
                                                                           April 1,              March 31,
                                                                             2001                   2000
Cash flows from operating activities:
 Net income (loss)                                                         $  4,019               $ (1,542)
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Depreciation and amortization                                              1,918                  1,809
   Amortization of deferred financing fees                                      200                    209
   Allowance for doubtful accounts                                              ---                      8
   Gain on repurchase of senior notes                                        (2,237)                   ---
   Gain on repurchase of PIK notes                                           (1,620)                   ---
Changes in assets and liabilities, net of effects
  of acquisitions of businesses:
  Accounts receivable and funding service fees receivable                     5,836                 (2,177)
  Prepaid expenses and other current assets                                     516                   (475)
  Accounts payable and accrued expenses                                       3,906                  4,595
                                                                          ---------             ----------
Net cash provided by operating activities                                    12,538                  2,427
                                                                          ---------             ----------
Cash flows from investing activities:
  Purchases of property and equipment                                        (1,201)                (1,271)
  Payments of contingent consideration                                         (421)                (1,501)
  (Increase) in deferred costs and other assets                                (250)                   ---
  Acquisition of Gerri G, net of cash acquired                                  ---                   (781)
                                                                          ---------             ----------
Net cash (used) by investing activities                                      (1,872)                (3,553)
                                                                          ---------             ----------
Cash flows from financing activities:
  Reduction of capital lease obligations                                        (32)                   (79)
  Net borrowings (repayments) under line of credit agreements                   749                 (2,569)
  Repayment of Senior Notes and PIK Debentures                              (11,336)                   ---
  Debt financing costs                                                          (22)                   ---
  Proceeds from issuance of equity securities                                   ---                     39
                                                                          ---------             ----------
Net cash provided by financing activities                                   (10,641)                (2,609)
                                                                          ---------             ----------

Net increase (decrease) in cash and cash equivalents                             25                 (3,735)
  Cash and cash equivalents at beginning of period                            4,940                  7,818
                                                                          ---------             ----------
  Cash and cash equivalents at end of period                               $  4,965               $  4,083
                                                                          =========             ==========
Supplemental disclosures:
  Cash paid for:
   Interest                                                                $  1,023               $    831
   Income taxes                                                                 326                    976

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results for the three months ended April 1, 2001 are not necessarily indicative of the results of operations for the entire year.

2.  ACQUISITION

     On February 7, 2000, the Company purchased, through its Uniforce Staffing Services, Inc. subsidiary, all of the issued and outstanding stock of Gerri G., Inc. for total consideration of $800,000 in cash. In addition, the Company agreed to contingent payments under which it would pay a minimum of $200,000 and a maximum of $600,000 in cash over a two-year period, provided certain contingencies are satisfied. Gerri G. is in the business of providing staffing and permanent placement services. This transaction is not material to the Company.

3.  DEBT

     Long-term debt at April 1, 2001 and December 31, 2000 consisted of (in thousands):

                                                       April 1,  December 31,
                                                         2001       2000
                                                       --------  -----------

    12% Senior Notes, due 2007                         $ 87,000     $100,000
    15% Senior Secured PIK Debentures,
     due 2009                                            25,726       30,932
    Revolving line of credit, due December 14, 2003,
     with interest payable monthly at LIBOR plus
     2.50%.  At April 1, 2001, the
     weighted average rate was 7.89%                     67,238       66,489
                                                       --------     --------
       Total long-term debt                            $179,964     $197,421
                                                       ========     ========

     During the first quarter, the Company repurchased $13.0 million principal amount of its Senior Notes due 2007 (the "Senior Notes") and $5.2 million principal amount of its 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") for a purchase price of $8.9 million and $2.5 million, respectively (including accrued and unpaid interest of $340,000). The extraordinary gain realized by these repurchases was $3.9 million, which includes the reduction of $540,000 of deferred financing costs associated with the repurchases, net of tax expense of $2.7 million.

4.  CHANGE IN FISCAL YEAR

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 30, 2001.

5.  EARNINGS PER SHARE

     Basic income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three-month period ended April 1, 2001 and March 31, 2000 (in thousands):

                                                                                    Three Months Ended
                                                                        April 1,                        March 31,
                                                                          2001                            2000
                                                                        -------                         --------
     Numerator:
      Income (loss) before extraordinary gain                           $   162                         $(1,542)
      Gain on early debt extinguishment, net of taxes                     3,857                             ---
                                                                        -------                         -------
      Net income (loss)                                                 $ 4,019                         $(1,542)
                                                                        =======                         =======
     Denominator:
      Weighted-average shares                                            16,659                          16,426

     Effect of dilutive securities:
      Warrants and Employee stock options                                   211                             ---
                                                                        -------                         -------

     Denominator for diluted income (loss) per share -
      adjusted weighted average shares and assumed conversions           16,870                          16,426
                                                                        =======                         =======

     Outstanding options and warrants to purchase shares of common stock, representing approximately 3,100,000 shares of common stock, were not included in the computations of diluted net income per share for the three months ended April 1, 2001 because their effect would be anti-dilutive.

6.  SETTLEMENT OF LITIGATION:

     On November 30, 2000, immediately prior to a scheduled jury trial, the Company settled its long-standing litigation with two former executives of the Company, Austin Iodice and Anthony Giglio. Under the terms of settlement, the Company agreed to pay to the plaintiffs $325,000 on January 2, 2001 (which amount was paid on this date) and $300,000 on May 1, 2001 (which amount was paid on this date) and to issue options to them to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share on January 2, 2001 (which options were issued as of this date).

7.  INDUSTRY SEGMENT INFORMATION:

     The Company has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     The Company has previously been reporting its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited(R) subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, beginning with its annual report on Form 10-K for the year ended December 31, 2000, the Company has been reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services.

     Revenues and profits in the Staff Augmentation segment are generated by providing supplemental staffing to client companies, generally on a time-and-materials basis. In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, help desk and Internet/Intranet. In the telecom sector, the Company provides skilled telecom personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems, including cellular, PCS, microwave, radio, satellite and other networks. In addition, the Company provides a broad range of other staffing services to its customers in the Staff Augmentation segment, including laboratory support (through the Company's Labforce(R) division), medical office support, professional, scientific, clerical and call center staffing.

     Revenues and profits in the Human Capital Management segment are generated through consulting and payrolling services to its clients. Through its PrO Unlimited subsidiary, the Company provides end-to-end web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The contingent labor force consists of independent contractors, temporary workers, consultants, returning retirees and freelancers.

     Revenues and profits in the Financial Services segment are generated through contracts for payrolling, funding and outsourcing services to its clients. In this segment, the Company processes payrolls, prepares reports, pays payroll taxes and prepares and files tax returns for the contingent personnel employed by independent staffing firms. The Company also purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients.

     The accounting policies of the segments are the same as those described in
Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three months ended April 1, 2001 and March 31, 2000, and items which reconcile segment operating contribution to the Company's reported pre-tax income (loss) (in thousands).

                                                                               Three months ended
                                                                            April 1,            March 31,
                                                                              2001                2000
                                                                            --------            --------
   Net sales of services:
     Staff Augmentation                                                     $ 87,363            $ 74,104
     Human Capital Management Services                                        32,697              30,082
     Financial Services                                                        3,292               2,659
                                                                            --------            --------
                                                                            $123,352            $106,845
                                                                            ========            ========
   Operating contribution:
     Staff Augmentation                                                     $ 10,138            $  6,713
     Human Capital Management Services                                           431               1,424
     Financial Services                                                        2,596               1,945
                                                                            --------            --------
                                                                              13,165              10,082
                                                                            --------            --------
   Consolidated expenses:
     Interest, net                                                             5,691               5,541
     Depreciation and amortization                                             1,918               1,809
     Corporate general and administrative expenses                             4,452               4,274
                                                                            --------            --------
                                                                              12,061              11,624
                                                                            --------            --------
     Income (loss) before income tax and extraordinary gain                 $  1,104            $ (1,542)
                                                                            ========            ========

                                                                          At April 1,          At December 31,
                                                                              2001                2000
                                                                            --------            --------
  Total assets:
      Staff Augmentation                                                    $ 51,304           $ 51,849
      Human Capital Management Services                                       15,139             17,826
      Financial Services                                                      46,788             49,392
      Corporate                                                              163,091            164,347
                                                                            --------           --------
                                                                            $276,322           $283,414
                                                                            ========           ========

8.    ACCOUNTING AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, the Company adopted Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, since the Company does not have any derivatives and does not engage in hedging activities, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company").

Overview

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company increases revenues through acquisitions and/or internal growth, these receivables will grow and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

     The Company had been reporting its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company has determined to begin reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services. The Staff Augmentation segment provides information technology (IT), telecom and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Services segment provides payroll, funding and outsourcing services to independent consulting and staffing companies.

Recent Developments

     Set forth below is a description of certain recent developments. This information was previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     Change in Fiscal Year

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 30, 2001.

     Repurchase of Senior Notes and PIK Debentures

     As part of its strategy to reduce its higher interest rate debt and improve its balance sheet, on February 28, 2001, the Company completed the repurchase of $11.0 million principal amount of its Senior Notes due 2007 (the "Senior Notes") for $7.5 million and on March 5, 2001, the Company completed the repurchase of an additional $2.0 million of Senior Notes for $1.4 million, the repurchase prices of which were paid from lower interest rate borrowings under the Company's revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility"). In addition, on March 5, 2001, the Company entered into an amendment of the IBJ Credit Facility to permit borrowings thereunder to repurchase the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") under certain circumstances. As amended, the IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK
Debentures and such associated costs.   On March 6, 2001, the Company completed
the repurchase of $5.2 million principal amount of PIK Debentures for $2.5 million using lower interest rate borrowings under the IBJ Credit Facility. Prior thereto, during the third quarter of 2000, the Company repurchased $10.0 million principal amount of the Senior Notes for a purchase price of $5.1 million, the repurchase price of which was paid from lower interest rate borrowings under the now retired Heller Credit Facility.

Results of Operations

     Quarter Ended April 1, 2001 Compared to Quarter Ended March 31, 2000

     Net sales of services for the three months ended April 1, 2001 were $123.4 million, an increase of 15.4% from net sales of services for the three months ended March 31, 2000 of $106.8 million. The increase in net sales of services for the first quarter of 2001 is attributable to higher sales in each of the Company's three operating segments -- Human Capital Management Services, Staff Augmentation, and Financial Services. This increase was principally driven by higher sales to information technology and telecom customers in the Staff Augmentation segment and to an increased client base in the Financial Services segment.

     Cost of services for the three months ended April 1, 2001 was 78.5% of net sales of services as compared to cost of services of 80.3% for the three months ended March 31, 2000. The cost of services decreased as a percentage of net sales for the first quarter of 2001 as compared to the first quarter of 2000 as a result of the continued strategies undertaken by management to increase margins throughout the Company.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.4% for the three months ended April 1, 2001, compared to 14.3% for the three months ended March 31, 2000. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company's Human Capital Management Services segment.

     Operating income for the three months ended April 1, 2001 was $6.8 million as compared to operating income of $4.0 million for the three months ended March 31, 2000. This 70.0% increase in operating income for the first quarter of 2001 resulted principally from an increase in sales and corresponding gross margin, partially offset by higher selling, general and administrative expenses and an increase in depreciation and amortization.

     The Company's interest expense for the quarter ended April 1, 2001 and March 31, 2000 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Heller Credit Facility"), which had been retired in 2000, and with the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The extraordinary gain that was realized by these repurchases was $3.9 million, which includes the reduction of $540,000 of deferred financing costs associated with the repurchases net of tax expense of $2.7 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The IBJ Credit Facility was entered into in December 2000 to repay the Heller Credit Facility and provide the Company additional borrowing availability. The Heller Credit Facility as well as the financings evidenced by the Senior

Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions. The interest expense is higher in the first quarter of 2001 due to increased borrowings under the IBJ Credit Facility as compared to the borrowings under the Heller Credit Facility in the first quarter of 2000, partially offset by the reduction of Senior Notes and PIK Debentures through the repurchases described above as well as the repurchase of $10.0 million principal amount of Senior Notes during the third quarter of 2000.

     The income tax provision for the three months ended April 1, 2001 was $942,000 on income before taxes and extraordinary gain of $1.1 million. No tax recovery was recognized for the three months ended March 31, 2000 since its realization in future periods was not then determinable. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

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

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the IBJ Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future.

     During the three months ended April 1, 2001, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents increased $25,000 during the three months ended April 1, 2001. Cash flows provided by operating activities of $12.5 million exceeded cash flows used in financing activities of $10.6 million and cash flows used in investing activities of $1.9 million.

     As of April 1, 2001, the Company had outstanding $67.2 million in principal amount under the IBJ Credit Facility bearing interest at an average rate of 7.89% per annum. In addition, as of April 1, 2001, the Company had outstanding $25.7 million in principal amount of PIK Debentures bearing interest at a rate of 15%, and $87.0 million in principal amount of Senior Notes bearing interest at a rate of 12%. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new PIK Debentures to pay these costs.

     In December 2000, the Company entered into the IBJ Credit Facility to provide greater borrowing availability. The maximum availability of $100.0 million was increased to $110.0 million in January 2001 when additional lending institutions requested to join the loan syndicate. The IBJ Credit Facility was further amended in March 2001 to permit the Company to use certain borrowed funds to repurchase PIK Debentures (in addition to Senior Notes, the repurchase of which was previously permitted).

     The Company continues to examine strategies to reduce its higher interest rate debt and improve its balance sheet. These strategies include, but are not limited to, repurchasing Senior Notes or PIK Debentures through public market purchases or privately negotiated transactions or exchanging Senior Notes or PIK Debentures for other securities of the Company. As part of this strategy, in the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. In the case of each repurchase to date, the Company has incurred tax liabilities for the forgiveness of indebtedness as a result of its repurchase of Senior Notes or PIK Debentures for consideration that is less than par. Subsequent to these purchases, management believes the remaining availability under the credit facility is sufficient to service the Company's indebtedness and to meet anticipated working capital requirements in the foreseeable future.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income which has been generated by Company through April 1, 2001 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

     Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. To date, COMFORCE has paid all interest in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash. Its ability to do so will be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date will also be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for this purpose.

     As of April 1, 2001, approximately $137.2 million, or 49.7%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets will be amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.5 million.

     The Company is obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. The maximum amount of the remaining potential earn-out payments is approximately $675,000 in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies or franchised businesses will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for engineer-related, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following first quarter, and, generally, shows gradual improvement until the second half of the fourth quarter. The Company believes that the effects of seasonality will be less severe in the future if sales of its niche, human capital management and financial service products continue to increase as a percentage of the Company's consolidated net sales of services.

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its potentially diminished ability to obtain additional financing for capital expenditures or for other purposes; if the Company is unable to sustain the cash flow necessary to support the significant amortization charges related to goodwill for its acquired businesses, it could be required to write-off the impaired assets, which could have a material adverse impact on its financial condition and results of operations; or, if COI does not generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
There has been no material change in the disclosure regarding market risk.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 2.  Changes in Securities and Use of Proceeds.

  Effective as of January 2, 2001, the Company issued options to Austin A. Iodice and Anthony Giglio to purchase 555,628 shares of the Company's common stock in the aggregate at an exercise price of $0.6625 per share. These options are exercisable until March 15, 2006. The options were issued to Messrs. Iodice and Giglio under the terms of an agreement to settle a lawsuit among the parties. The Company received no cash consideration for the options. The Company issued the options in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933. The shares of common stock issuable upon exercise of the options were registered for resale in a Registration Statement on Form S-3 (Registration No. 333-52356) that became effective on January 10, 2001.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.  Other Information.

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       None.

  (b)  Reports on Form 8-K.

       None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation

By:   /s/ Harry Maccarrone
     ------------------------------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer


Date: May 11, 2001